Form 10QSB
period 1996-03-31
CHILDROBICS INC
filed 1996-05-15
CIK 921685

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        MARCH 31, 1996
                               -----------------------------
                                       or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to
                               -----------------------------------    -------

Commission File Number:                       0-25110
                        --------------------------------------------

                                 CHILDROBICS, INC.
                              ----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  New York                                11-3163443
              ----------------                           -------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                     200 Smith Street, Farmingdale, N.Y. 11735
                     -----------------------------------------
                     (Address of principal executive offices)

                                  (516)-694-0999
                              ---------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No      .
    ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date. As of May 13, 1995, 5,290,000 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                     ---    ---


                                                      Exhibit Index - Page 19
                                                      Page 1 of 21 total pages

                                TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements
Consolidated Balance Sheets for the periods ended March 31, 1996
  and June 30, 1995                                                         3

Consolidated Statements of Operations for the three and nine months
  ended March 31, 1996 and 1995                                             4

Consolidated Statements of Shareholder's Equity for the period ended
  March 31, 1996                                                            5

Consolidated Statements of Cash Flows for the three and nine months
  ended March 31, 1996 and 1995                                             6

Notes to the Consolidated Financial Statements                              8

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations.                                               12

PART II - OTHER INFORMATION

Item 5 - Other Information                                                  17

Item 6 - Exhibits and Reports on Form 8-K                                   17

Signatures                                                                  18

                               CHILDROBICS, INC.,
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 March 31,      June 30,
                                                   1996           1995
                                                 ---------      --------
                                                (Unaudited)
ASSETS:
Cash and cash equivalents                        $   -        $1,467,148
Restricted cash (Note 2)                           100,000         -
Accounts receivable, net of allowance for
  doubtful accounts of $67,400                   1,063,436       690,517
Inventory (Note 3)                                 585,367     1,166,742
Prepaid expenses                                   169,464       250,052
                                                ----------   -----------
  Total current assets                           1,918,267     3,574,459
Property and equipment (Note 4)                  8,048,824     5,868,343
Goodwill                                           364,489       377,364
Other                                              937,276       940,539
                                                ----------   -----------
  Total other assets                             1,301,765     1,317,903
                                                ----------   -----------
  Total assets                                 $11,268,856   $10,760,705
                                                ----------   -----------
                                                ----------   -----------

LIABILITIES:
Accounts payable                                $1,808,944      $732,876
Accrued expenses                                   426,153       638,800
Deposits payable                                    28,570        13,995
Officer's loans                                     77,620         -
Revolving line of credit (Note 2)                  174,715         -
Current portion of capitalized leases              121,566        33,997
Current portion of notes payable                   516,612        32,478
Current portion of long-term debt                   19,423        18,295
                                                ----------   -----------
  Total current liabilities                      3,173,603     1,470,441

LONG-TERM LIABILITIES:
Capitalized leases                                  24,917        29,078
Notes payable                                      329,033         -
Long-term debt                                     158,553       171,655
                                                ----------   -----------
  Total long-term liabilities                      512,503       200,733

Minority interest in consolidated subsidiaries    (221,506)       34,975

STOCKHOLDERS' EQUITY (Note 5):
Common stock - $.01 par value, 25,000,000 shares
  authorized; 5,290,000- issued and outstanding     52,900        42,900
Common stock - $.01 par value,  stock subscribed
  and unissued - 65,000 shares                         650           650
Additional paid-in capital                      11,479,405    10,989,405
Retained deficit                                (3,728,699)   (1,978,396)
                                                ----------   -----------
  Total shareholders' equity                     7,804,256     9,054,559
                                                ----------   -----------

  Total liabilities and shareholders equity    $11,268,856   $10,760,705
                                                ----------   -----------
                                                ----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                               CHILDROBICS, INC.,
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended         Nine Months Ended
                                      March 31,                  March 31,
REVENUES:                         1996         1995         1996          1995
                                  ----         ----         ----          ----
Playcenters                    $1,392,126    $491,100   $3,616,443     $938,617
Video & arcade revenue            467,211     116,998    1,255,106      116,998
Equipment and rides             1,848,134     297,041    5,082,321      297,041
Franchises and royalties              -         8,643      152,664       39,989
                               ----------    --------   ----------    ---------
  Total revenues                3,707,471     913,782   10,106,534    1,392,645
                               ----------    --------   ----------    ---------
COST OF SALES:
Playcenters                     1,369,900     388,174    3,760,978      887,100
Video & arcade                    319,922      90,612      853,613       90,612
Equipment and rides             1,806,192     292,082    4,492,161      292,082
Franchises and royalties           10,154      21,677      264,341       30,809
                               ----------    --------   ----------    ---------
  Total cost of sales           3,506,168     792,545    9,371,093    1,300,603
                               ----------    --------   ----------    ---------
  Gross profit                    201,303     121,237      735,441       92,042

EXPENSES:
Selling, general and
  administrative expenses         866,026     570,739    2,673,428    1,097,341
                               ----------    --------   ----------   ----------
  Operating loss                 (664,723)   (449,502)  (1,937,987)  (1,005,299)
Interest and financing expenses    46,831        -          78,406            -
Interest income                      (993)    (56,492)      (9,609)    (241,460)
                               ----------    --------   ----------  -----------

 Total interest and financing
     expenses                      45,838     (56,492)      68,797     (241,460)
                               ----------    --------   ----------  -----------
  Loss before loss attributable
     to minority interest        (710,561)   (393,010)  (2,006,784)    (763,839)
Loss attributable to minority
    interest (Notes 1 and 5)       99,088     114,593      256,481      131,187
                               ----------    --------   ----------  -----------
  Net loss                       (611,473)   (278,417)  (1,750,303)    (632,652)
                               ----------    --------   ----------  -----------
Retained deficit:
  Beginning of period          (3,117,226)   (966,411)  (1,978,396)    (612,176)
                              ----------- -----------  -----------  -----------
  End of period               ($3,728,699)($1,244,828) ($3,728,699) ($1,244,828)
                              =========== ===========  ===========  ===========
PER SHARE DATA:
Weighted average number of
     shares                     4,420,934   3,970,833    4,376,818    3,889,690
                              =========== ===========  ===========  ===========
Earnings per share                 ($0.14)     ($0.07)      ($0.40)      ($0.16)
                                   ======      ======       ======        ======

The accompanying notes are an integral part of these consolidated financial statements.

                               CHILDROBICS, INC.
                               AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 1996

                         Common Stock                                  Total
                        ----------------    Paid-In     Retained   Shareholders'
                        Shares    Amount    Capital      Deficit      Equity
                        -------  -------  -----------  ----------- -------------
Issued for cash -
May 7, 1993 (Date of
Inception)              800,000   $8,000     $17,000   $        -        $25,000
Issued pursuant to
bridge loans -
March 16, 1994          175,000    1,750     418,250            -        420,000
Issued pursuant to a
Public Offering -
June 21, 1994         2,875,000   28,750   9,693,580            -      9,722,330
Net loss - 1994               -        -           -     (612,176)     (612,176)
Issuance pursuant to
Asset Purchase
Agreement -
March 2, 1995           375,000    3,750     699,375            -        703,125
Issuance pursuant to
Asset Purchase
Agreement -
April 3, 1995            65,000      650     104,975            -        105,625
Stock subscribed
pursuant to Asset
Purchase Agreement -
June 26, 1995            65,000      650      56,225            -         56,875
Net loss - 1995               -        -           -   (1,366,220)   (1,366,220)
Issuance pursuant to
Private Offering
Agreement of March 26,
1996                  1,000,000   10,000     490,000                     500,000

Net loss - Nine
months ended
March 31, 1996                -        -           -   (1,750,303)   (1,750,303)
                      ---------  -------  -----------  -----------    ----------
                      5,355,000  $53,550  $11,479,405 ($3,728,699)    $7,804,256
                      =========  =======  =========== ============    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                CHILDROBICS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                               Three Months Ended         Nine Months Ended
                               ------------------         ------------------
                                    March 31,                 March 31,
                                    ---------                 ---------
                               1996          1995          1996         1995
                               ----          ----          ----         ----
OPERATING ACTIVITIES:
Net loss                    ($611,473)     ($278,417)  ($1,750,303)   ($632,652)
Adjustments to reconcile
  net loss to net cash
  used by operating
  activities:
Net loss attributable to
  minority interest           (99,088)      (114,593)    (256,481)     (131,187)

Depreciation and amortization 379,110         34,387      971,090        90,431

Changes in assets and
  liabilities:

Accounts receivable           (73,783)      (141,309)    (372,919)     (141,309)

Inventory                     (53,427)      (310,229)     581,375      (310,229)

Prepaid expenses               85,515        (33,934)      80,588      (115,223)

Accounts payable and accrued
  expenses                    317,213        834,041      863,424       871,528
Deposits payable                9,146        (10,555)      14,575        (2,800)
                              -------        -------      -------      --------
Net cash used by operating
  activities                  (46,787)       (20,609)     131,349      (371,441)
                             --------        -------      -------      --------
INVESTING ACTIVITIES:
Investment in and advances to
  business acquired                 -     (1,500,000)    (300,000)   (2,165,000)
  Less:  cash of business
    acquired                        -              -            -       305,301
Sales of marketable securities      -        703,439                  3,610,422
Purchases of property and
  equipment                  (507,191)    (1,092,264)  (2,741,331)   (1,760,720)
Expenditures for additions
  to other assets              16,950       (220,935)    ( 94,102)     (327,445)
                             --------     ----------   ----------    ----------
Net cash used by investing
  activities                 (490,241)    (2,109,760)  (3,135,433)     (337,442)
                             --------     ----------   ----------    ----------
FINANCING ACTIVITIES:
Proceeds from notes payable   162,300         (7,667)     980,427        42,200
Proceeds from short-term line
  of credit                         -              -      200,000             -
Proceeds from officer loans     2,620              -       87,620             -
Additions to capitalized lease
  obligations                   3,827              -      120,827             -
Private offering of 1,000,000
  units (a)                   500,000              -      500,000             -
Payment of restricted cash          -              -     (100,000)            -
Repayment of short-term line
  of credit                   (20,243)             -      (25,285)           -
Repayment of officer's loan         -        (17,250)      (10,000)     (13,500)
Repayment of capitalized
  leases                       (21,100)             -      (37,419)           -
Repayment of long term debt     (3,289)             -      (11,974)           -
Repayment of notes payable    (133,413)                   (167,260)     (13,487)
                              --------      ---------   ----------    ---------
Net cash provided by
  financing activities         490,702        (24,917)   1,536,936       15,213
                              --------     ----------   ----------    ---------
Decrease in cash balances      (46,326)    (2,155,286)  (1,467,148)    (693,670)
Cash balances, beginning of the
  period                        46,326      2,919,262    1,467,148    1,457,646
                              --------     ----------   ----------    ---------
Cash balances, end of the
  period                            $0       $763,976           $0     $763,976
                                    ==       ========           ==     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                  CHILDROBICS, INC.
                                  AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                    (Unaudited)

                               Three Months Ended         Nine Months Ended
                               ------------------         ------------------
                                    March 31,                 March 31,
                                    ---------                 ---------
                               1996          1995          1996         1995
                               ----          ----          ----         ----

Supplemental Disclosures:
Cash paid during the period
for:
  Interest                   $78,406      $      -       $46,831       $      -
                             =======      ========       =======       ========
  Income taxes               $     -      $      -       $     -       $      -
                             =======      ========       =======       ========
  375,000 Shares of Common
   Stock issued
   for assets acquired and
   assumed liabilities       $     -      $903,125       $     -       $903,125
                             =======      ========       =======       ========


(a) The Company closed a private offering of 1,000,000 Units, each Unit consisting of one share of Common Stock, one Class C Common Stock Purchase Warrant and one Class D Common Stock Purchase Warrant, from which the Company derived $500,000. Each Class C Warrant and Class D Warrant entitles a holder to purchase one share of Common Stock at an exercise price of $.70 and $.90 per share, respectively. The purpose of the offering was to raise working capital.






   The accompanying notes are an integral part of these consolidated financial statements.

                              CHILDROBICS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  - BASIS OF PRESENTATION
The accompanying condensed interim financial statements for the three and nine months ended are unaudited and have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the requirements of Regulation S-B and Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements; however, in the opinion of management of Childrobics, Inc. (the "Company"), all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes, thereto, contained in the annual report on Form 10-KSB for the year ended June 30, 1995.

The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. The Company owns approximately 51% of two Florida companies one of which also owns 100% of another Florida company and the Company also owns approximately 51% of a company located in Staten Island, N.Y.. The Company consolidates these four entities and eliminates the approximately 49% minority interest which it does not own. All other subsidiaries are 100% owned by the Company. All material intercompany sales and related profits have been eliminated.

Earnings per Share
Earnings per share for all periods have been presented based on the weighted average number of shares outstanding. Stock options and warrants have not been included since their effect would have been anti-dilutive.


NOTE 2 - REVOLVING CREDIT AGREEMENT
In July 1995 the Company obtained a $200,000 revolving credit line from a bank which requires the Company to maintain a compensating balance of $100,000 with the bank for the duration of the agreement. Such line of credit provides for interest at 1% above the bank's prime lending rate.


NOTE 3 - INVENTORY
Inventory consisted of the following:

                                        March 31,         June 30,
                                           1996             1995
                                        ---------         --------
            Equipment                   $540,644          $906,740
            Plush                          4,723           223,386
            Parts                         40,000            36,616
                                        --------        ----------
            Total                       $585,367        $1,166,742
                                        ========        ==========

NOTE 4 -  PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

                                        March 31,       June 30,
                                          1996            1995
                                       ----------      ----------
             Equipment                 $6,073,946      $3,654,030
             Leasehold improvements     2,363,336       1,874,389
             Machinery                    721,435         639,671
             Furniture and fixtures       348,040         297,336
              sub-total                 9,506,757       6,465,426
             Accumulated depreciation  (1,457,933)       (597,083)
                                       ----------      ----------
             Net property and
               equipment               $8,048,824      $5,868,343
                                       ==========      ==========
NOTE 5 - COMMON STOCK
In June 1994, the Company completed the initial public offering of 2,875,000 units (including the 375,000 underwriter's over-allotment units) at $4.00 per unit resulting in net proceeds to the Company of $9,722,330. Each unit consists of 1 share of common stock and 1 Redeemable Class A Purchase Warrant. The Class A Warrants entitle the holder to purchase 1 share of common stock at $4.50 per share during the four year period commencing one year from the effective date of the offering, June 14, 1994. In addition, the Company also issued 175,000 Class A Warrants and 175,000 Class B Warrants to the bridge loanholders. The Class B Warrants, which were not registered as part of the offering, are identical to the Class A Warrants except the exercise price is $9.00 per share.

In connection with the offering, the Company sold to the Underwriter, for nominal consideration, warrants to purchase an aggregate of 250,000 units ("Underwriter's Unit Purchase Option"). The Underwriter's Unit Purchase Option is exercisable during the four year period commencing one year from the effective date of the offering, at an exercise price of $6.60 per unit.

On March 26, 1996, the Company completed a private offering of 1,000,000 units, each unit consisting of one share of Common Stock, one Class C Common Stock Purchase Warrant and one Class D Common Stock Purchase Warrant, from which the Company derived gross proceeds of $500,000. Each Class C Warrant and Class D Warrant entitles a holder to purchase one share of Common Stock at an exercise price of $.70 and $.90 per share, respectively. The principal purpose of the offering was to raise working capital. The securities offered have not been registered under the Securities Act of 1933 or any applicable state securities laws.

Acquisitions
In November 1994, the Company acquired approximately 51% of Explorations Franchise Group, Inc. ("EFG"), SJB Investments Corp ("SJB"), and SJB's 100% owned subsidiary, Explorations Entertainment Group, Inc. ("EEG"), collectively known as "Explorations". Explorations owns and operates a Playcenter in Boca Raton, Florida and franchises other Playcenters on a national basis. Such majority interest was acquired for $300,000 plus acquisition costs and the Company advanced an additional $300,000 in the form of non-interest bearing notes payable at acquisition date. Such advances total $701,371 at March 31, 1996.

In March 1995, the Company acquired substantially all of the assets of Group Coin Inc., Replay Amusement Corp., Amusement Associates, Inc., Turnpike Amusement Distributing, Inc. and Medford Amusement Corp, collectively the "Arcade Companies". The purchase price of the acquisition was paid with $1,500,000 of cash, the issuance of 375,000 of the Company's common stock at $1.875 per share and the assumption of $200,000 of liabilities related to the purchase of Medford Amusement Corp. Included in the $1,500,000 of cash was $1,435,000 for the acquisition of video, arcade and redemption equipment which the Company recorded as fixed assets, $25,000 related to covenants not to compete and $40,000 for inventory. In addition, the Company may have to issue additional shares depending upon the market price of the Company's common stock two years after the closing date of the purchase. Certain restrictions apply to the transfer or sale of the common stock issued and the Company made certain commitments related to the registration of these newly issued shares.

In April 1995, the Company acquired all of the assets of FZL, Inc., a Playcenter located in Lynbrook, N.Y. The purchase price was $400,000 paid in cash and the issuance 65,000 shares of common stock at $1.625. Additional amounts were paid relating to a security deposit to the landlord of the facility. Under certain circumstances, additional shares may be issued to the seller subject to the market price of the Company's common stock two years after the closing date of the purchase. The Company retained certain voting rights related to the additional shares which may be issued pursuant to this acquisition, certain restrictions apply to the transfer or sale of the common stock issued related to this acquisition and the Company made certain commitments related to the registration of the newly issued shares.

In June 1995, the Company acquired all of the assets of Tunnels & Tubes for Fun, Inc. The purchase price of the acquisition was paid with $176,875 in cash for certain sales contracts, inventory, a covenant not to compete and a security deposit. In addition, the Company will issue 65,000 shares of common stock related to the acquisition. Such issuance is currently shown as stock subscribed on the December 31, 1995 balance sheet. The stock subscribed was
recorded at $.875 per share.    In addition, the Company may have to issue
additional shares depending upon the market price of the Company's common stock two years after the closing date of the purchase. Certain restrictions apply to the transfer or sale of the common stock issued and the Company made certain commitments related to the registration of these newly issued shares.

In July 1995, the Company agreed to purchase a 51% interest in Whitey Ford's of Staten Island, Inc., a Playcenter located in Staten Island, N.Y. for $500,000 ($100,000 in cash and $200,000 in notes for the acquisition and the Company also agreed to invest $200,000 to be used for the renovation and expansion of the existing facility). The Company also borrowed an additional $283,051 to purchase additional rides and games. During the renovation period, August 1 through October 31, 1995, the seller continued to receive all income and was responsible for all expenses of the existing business for the period up to and including one month before the rent under the new lease was payable, November 1, 1995, after which the Company assumed all obligations and received all income related to the business.

NOTE 6 - INCOME TAXES
No provision for income taxes has been made because of the Company's net loss position. Income tax accounting standards require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Due to operating losses any deferred tax asset established would require a corresponding valuation allowance of the same amount. Accordingly, no deferred asset is reflected in these consolidated financial statements.

NOTE 7 - SUBSEQUENT EVENTS - DISPOSITION OF EXPLORATIONS
The Company is currently negotiating the disposition of its operations in Florida, collectively known as Explorations. It is anticipated that such disposition will be concluded in the quarter ended September 30, 1996. The Company has not provided for any gain or loss associated with the disposition since terms of the sale have not yet been finalized.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

History of Operations (see Note 5)
The Company commenced operations in November 1993 with one Playcenter, a 6,000 square foot indoor fitness and entertainment center in Brooklyn, N.Y. This was the Company's only operating Playcenter until December 1994 when the company completed the purchase of a 51% controlling interest in a Playcenter and Franchising operation in Boca Raton, Florida. In December 1994 the Company completed the construction of its second Playcenter in Bayside, New York. In March 1995, the Company acquired substantially all of the assets of Group Coin Amusements, Inc and Replay Amusements, Inc., operators of video and arcade games at Company-owned and non-company owned facilities; Amusement Associates, a leasing company of video and arcade games, Turnpike Amusements Distributing, Inc., a distributor of video and arcade games and rides; and Medford Amusement Corp., an owner and operator of an indoor/outdoor amusement park-type Playcenter in Medford, N.Y. All of the companies acquired in March 1995 are collectively known as the "Group Coin" operations. In April 1995, the company acquired all of the assets of FZL, Inc., a Playcenter located in Lynbrook, N.Y. In May 1995, the Company completed the construction of a Nathan's Famous restaurant at the Lynbrook facility and in June 1995 acquired the Nathan's Famous restaurant at the Company's indoor/outdoor Playcenter located in Medford, N.Y. In June 1995, the Company acquired all of the assets of Tunnels and Tubes for Fun, Inc., a manufacturer and assembler of softplay structures installed in Company-owned and non-company owned facilities. In June 1995, the Company leased and occupied a 28,000 square foot facility in Farmingdale, N.Y. to support its distribution and manufacturing businesses. This facility also provides a 5,000 square foot
showroom and office space for the Company's executive offices.   The Company
completed its seventh Playcenter in New York City, in August 1995, purchased a 51% interest in its eighth Playcenter in August 1995 which opened in December 1995 and opened its latest Playcenter in Boynton Beach, Florida in February 1996.

Results of Operations
Total revenues for the three month period ended March 31, 1996 (the "Current Three Month Period") were $3,707,471 compared to $913,782 for the three month period ended March 31, 1995 (the "Prior Three Month Period ") which represents a $2,793,689 increase, or more than 300%. Total revenues for the nine month period ended March 31, 1996 (the "Current Nine Month Period") were $10,106,534 compared to $1,392,645 for the nine month period ended March 31, 1995 (the "Prior Nine Month Period"). The increased sales in both periods reflects the acquisition and construction of additional Playcenters and related amusement businesses begun in late 1994 (see History of Operations above).

The Company reported a loss of $611,473, or $.14 per share, for the Current Three Month Period compared to a loss of $278,417, or $.07 per share, for the Prior Three Month Period. For the Current Nine Month period the Company lost $1,750,303, or $.40 per share, compared to $632,652, or $.16, for the Prior Nine Month Period.

The Company had nine operating Playcenters as of March 31, 1996 with sales of $3,616,443 compared to four operating Playcenters for the Prior Nine Month
Period with sales of $938,617.   Sales from the Company's Playcenters in the
Current and Prior Three Month Periods were $1,157,249 and $491,100.

The Company had revenues from its distribution and manufacturing businesses in the Current Three and Nine Month Periods of $1,848,134 and $5,082,321, respectively. Revenues for both the Prior Three and Nine Month periods were $297,041 since this industry segment was acquired in the Prior Three Month Period. Revenues for the Current Three and Nine Month Periods from the Company's video and arcade business were $702,088 and $1,255,106, respectively. Revenues for both the Prior Three and Nine Month Periods were $116,998 since this industry segment was also acquired in the Prior Three Month Period. Revenues from the Company's franchising operation were $152,664 for the Current Nine Month Periods. The Company's franchising operations made no sales during the Current Three Month Period. The Company purchased its Florida Franchising operation (and its Florida Playcenter) in December 1994. Revenues for the Prior Year Three and Nine Month Periods were $8,643 and $39,989.

Total Company gross margins for the Current Three and Nine Month Periods were 5.4% and 7.3% compared to 13.3% and 6.6% for the Prior Three and Nine Month Periods. The Company's Playcenters had gross margins for the Current Three and Nine Month Periods, respectively, of 1.6% and negative 4.0% compared to 21.0% and 5.5% in the Prior Three and Nine Month Periods, respectively. Four of the Company's nine Playcenters posted substantial losses for the Current Three and Nine Month Periods. The Company's only indoor/outdoor Playcenter began a major renovation project in the Company's first quarter of fiscal 1996 and consequently performed very poorly posting substantial losses for the Current Nine Month Period. Sales were also impacted in the current quarter at this location due to closure of the outdoor portion of the park for winter. The Company's Lynbrook, N.Y. facility was also renovated during the Current Nine Month Period which severely impacted sales and a competitor opened a store in the vicinity. The Company's new Staten Island, N.Y. facility also incurred a loss for the Current Three Month Period due to lower sales volumes caused by the longer than anticipated expansion program recently completed. All of the Company's New York area Playcenters were impacted by the severe winter experienced in the Northeast part of the country. The New York area endured 22 snow storms many of which occurred during the busy weekend periods. The Company's Florida Playcenter also continued to perform extremely poorly in the Current Three and Nine Month Periods due to lower sales volumes and higher direct costs.

Gross margins in the Company's Video and Arcade business were 31.5% and 32.0% for the Current Three and Nine Month Periods, respectively. Margins for the Current Three and Nine Month periods were substantially improved over the Prior Year Three and Nine Month Periods of 22.6% due to the greater number of locations in service in the Current Period compared to the Prior Year Period. The Prior Year Periods reflect only one month of business as these businesses were purchased in March 1995.

Gross margins for the Current Three and Nine Month Periods for equipment and rides were 2.3% and 11.9% compared to 1.7% for the Prior Three and Nine Month Periods. Margins were improved in this segment due to higher unit sales of video and arcade games and rides in the Current Periods compared to the Prior Year Periods. The Prior Year Period also consisted of one month of business due to their acquisition in March 1995.

The Company's franchise business sold no franchises during the Current Three Month Period while maintaining the staff and office expenses associated with this operation although several people were laid off in the Current Three Month Period due to the lack of business. This business lost $10,154 and $111,677 in the Current Three and Nine Month

Periods compared to a loss of $13,034 and a profit of $9,180, respectively, for the Prior Three and Nine Month Periods.

Selling, general and administrative expenses were $866,026 and $2,673,428, or 23.4% and 26.5% of gross sales, in the Current Three and Nine Month Periods compared to $570,739 and $1,097,341, or 62.5% and 78.8% of gross sales, in the Prior Period, respectively. Since the acquisition and construction of the new businesses, the Company has had to add additional overhead to manage its various businesses. For the Current Three and Nine Month Periods, selling and general administrative costs were principally composed of personnel costs including the addition of a new vice president, clerical and accounting staff of approximately $307,700 and $881,300, respectively, advertising and travel related to attending various trade shows to promote the Company's businesses of $81,200 and $433,700, respectively, professional fees of $27,100 and $189,800, respectively, rent and facility costs related to a corporate office shared by its distribution and manufacturing businesses of $90,600 and $256,100, respectively, depreciation and amortization of $41,100 and $116,100, respectively, and insurance on the related facilities of $156,300 and $404,300, respectively. In the Prior Three and Nine Month Periods respectively selling, general and administrative costs were principally composed of personnel costs of approximately $214,600 and $440,100, respectively, professional fees of $33,600 and $188,900, respectively, advertising and travel of $239,500 and $312,700, respectively, and insurance of $44,600 and $89,900, respectively.

The Company incurred interest expense of $46,831 and $78,406 in the Current Three and Nine Month Periods related to certain equipment notes and capitalized leases, long term debt assumed upon acquisition of the Medford indoor/outdoor Playcenter in March 1995, a line of credit from a bank and a credit card. The Company did not have any interest expense in the Prior Periods. The Company received interest income of $993 and $9,609 in the Current Three and Nine Month Periods and $56,500 and $241,500 in the Prior Three and Nine Month Periods, respectively, related to its investment in U.S. Treasury bills. Such investments were made with the remaining proceeds from the Company's June 1994 initial public offering. At March 31, 1995 the Company had approximately $4,245,900 of such funds remaining. As of September 30, 1995 the Company had utilized all remaining funds.

The loss attributable to minority interest in the Current Three and Nine Month Periods reflects the elimination of the portion of the loss reported by Explorations and its Staten Island, N.Y. Playcenter in the Company's consolidated financial statements attributed to the 49% minority interest not owned by the Company.

No provision for income taxes has been made because of the Company's net loss position. For the Current Three and Nine Month Periods the Company provided for $16,300 and $49,100 of minimum income taxes related to New York State and New York City, which were included as part of selling, general and administrative expenses. The Company was not required to provide for any minimum taxes in the Prior Period.

Liquidity and Financial Condition
As of March 31, 1996 the Company had utilized all cash generated from current operations and the balance of cash and cash equivalents of $1,467,148 which it had on hand as of June 30, 1995 and is in a severe liquidity crisis. The Company reported a net loss of $611,473 and $1,750,303 for the Current Three and Nine Months Periods, respectively, which included non-cash charges of $379,110 and $971,090 for the Current Three and Nine Month Periods related to depreciation of fixed assets and amortization of intangibles such as goodwill, organization costs and covenants not to compete. The principal uses of cash are described below.

As of March 31, 1996 and June 30 1995, the Company had accounts receivable of $1,063,436 $690,517 related to sales of equipment and rides from its distribution business, sales of softplay units from its manufacturing business and amounts owed from its video and arcade customers where the Company shares in the revenues. The increase of $372,919 is principally due to sales of equipment and rides in the Company's distribution business. Inventory at March 31, 1996 was composed of $540,644 of equipment and rides, $40,000 of parts inventory for the repair of equipment and rides and $4,723 of plush items such as stuffed animals given as redemption prizes. As of June 30, 1995 the Company had total inventory of $1,166,742 composed of equipment and rides of $906,740, $36,616 for parts and $223,386 for plush items. Prepaid expenses as of March 31, 1996 and June 30, 1995 were $169,464 and $250,052, respectively. Such amounts are principally due to insurance premiums which were prepaid and are expensed over the life of the policy. Property and equipment as of March 31, 1996 and June 30, 1995 was $8,048,824 and $5,868,343, respectively. The $2,741,331 increase was due to purchases of $2,441,331 of equipment for its video and arcade business and equipment and machinery for the Company's Playcenters, $300,000 of equipment and renovations paid by the issuance of $100,000 in cash and a $200,000 note provided to Whitey Ford's of Staten Island offset by depreciation and amortization of fixed assets of $860,850. Other assets as of March 31, 1996 and June 30, 1995 were $937,276 and $940,539, respectively. The decrease was due principally to amortization of intangible assets such as goodwill, organization expenses and covenants not to compete offset by expenditures for security deposits for the new Staten Island location.

Accounts payable and accrued expenses increased by $863,424 in the Current Nine Month Period principally as a result of Company's inability to meet its vendor obligations and to fund its rapid expansion of its Playcenters and purchases of additional equipment for its video and arcade business over the previous year. The company utilized a $200,000 revolving credit agreement obtained from a bank to fund expansion offset by a payment to the bank of $100,000 as collateral against such loan, obtained $980,427 in equipment notes for its distribution business, purchased additional equipment financed through capitalized leases of $120,827, agreed to a $200,000 note related to the acquisition of 51% of the Company's new location in Staten Island, N.Y. and received loans of $87,620 from one of its principal executive officers. In addition, the Company received $500,000 on March 26, 1996 from a private offering of 1,000,000 shares of its Common Stock. Also included in the private offering was a like number of Class C and Class D Stock Purchase Warrants entitling the holder to purchase the Company's Common Stock for $.70 and $.90 per share, respectively. If all warrants are exercised the Company will receive an additional $1,600,000, however, no assurance can be provided that this will occur since the Company must first register all shares related to this private offering. The Company made payments in the Current Nine Month Period against its current obligations for notes payable, capitalized leases and long term debt in the amount of $251,938.

The Company is currently seeking a second equity financing with similar provisions as the private equity offering completed in March 1996. It was anticipated that $500,000 of the second equity financing would have been completed in early April 1996, however, unanticipated developments have caused the Company to experience delays in obtaining such financing. As of March 31, 1996 the Company had a working capital deficit of

$1,255,336, and no cash on
hand, and continues to experience a severe liquidity crisis. The Company, over the past five months, has been able to continue to operate through cash generated from its operations, its $500,000 equity financing in March 1996 and because its creditors have not insisted on strict adherence to credit terms.
The Company's ability to continue its operations is dependent upon its ability to obtain additional financing, take steps necessary to increase cash flow and to continue to persuade its trade creditors to not insist upon strict adherence
to payment terms granted.   The Company is also actively exploring the sale of
certain of its assets, including a portion of its Explorations operations located in Florida and most of its other remaining Playcenters in the New York metropolitan area, to increase cash flow and provide necessary working capital. Although, to date, the Company's trade creditors have been willing to work with the Company, there can be no assurance that such cooperation will be continuing. If the Company is unable to obtain additional financing or sell some of its assets in the immediate future to increase its cash flow and persuade its trade creditors to continue to not insist upon strict adherence to trade terms granted the Company may be forced to consider other alternatives such as a complete restructuring of its operations, including salary deferrals and layoffs and the discontinuance of a substantial portion of the Company's operations.

                           PART II. OTHER INFORMATION

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on form 8-K.
     (a)  Exhibits.

          11.  Statement Regarding Computation of Earnings (Loss) Per Share

          27.  Financial Data Schedule - March 31, 1996

     (b)  Reports on Form 8-K

          1. On March 28, 1996 the Company filed a Form 8-K in which it reported under Item 5. - Other Events, that it had closed a private offering of 1,000,000 Units, each unit consisting of one share of Common Stock, one Class C Common Stock Purchase Warrant and one Class D Common Stock Purchase Warrant, from which the Company derived gross proceeds of $500,000.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CHILDROBICS, INC.
                         (Registrant)








May  13, 1996                 /s/ A. Joseph Melnick
                             A. Joseph Melnick
                             President and Principal
                             Financial Officer




May   13, 1996                /s/ Michael P. Sable

                             Michael P. Sable
                             Controller and Principal
                             Accounting Officer

                                CHILDROBICS, INC.
                                AND SUBSIDIARIES

Exhibit Index
- -------------

     11.  Statement regarding computation of Earnings (Loss) per Share.

     27.  Financial Data Schedule