Form 10-K
period 1996-06-30
CHILDROBICS INC
filed 1996-10-01
CIK 921685

Form 12b-25

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 12b-25

                           NOTIFICATION OF LATE FILING

                                  (Check One):

[X] Form 10-K   [ ]Form 20-F   [ ] Form 11-K   [ ] Form 10-Q   [ ] Form N-SAR
For Period Ended:  June 30, 1996
[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR
For the Transition Period Ended: ..............................................

--------------------------------------------------------------------------------

         Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

--------------------------------------------------------------------------------

         If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

 ...............................................................................
 ...............................................................................

--------------------------------------------------------------------------------

Part I - Registrant Information

--------------------------------------------------------------------------------

                                Childrobics, Inc.
                            -------------------------
                            (Full name of Registrant)


           New York                                       11-3163443
-------------------------------             ------------------------------------
(state or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                                200 Smith Street
                           Farmingdale, New York 11735
                                 (516) 694-0999
                  ---------------------------------------------
                  (address and telephone number of Registrant's
                          principal executive offices)

                 Childrobics, Inc.
                 200 Smith Street
                 Farmingdale, New York 11735
                 (516) 694-0999
                 ----------------------------------------------
            (Name, address and telephone number of agent for service)

--------------------------------------------------------------------------------

Part II - Rules 12b-25(b) and (c)

--------------------------------------------------------------------------------

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

--------------------------------------------------------------------------------

Part III - Narrative

--------------------------------------------------------------------------------

The registrant is unable to file the subject annual report on Form 10-K in a timely manner without unreasonable effort or expense due to the fact that three of the registrant's executive officers, including the Chief Executive Officer, President and Chief Financial Officer and Executive Vice President, pursuant to an Employment Termination and Option Termination Agreement dated as of July 3, 1996, filed as Exhibit 1 to the registrant's Current Report on Form 8-K having a report date of July 3, 1996, will be resigning and new management is attempting to obtain the appropriate information necessary to file the Form 10-K.

--------------------------------------------------------------------------------

Part IV - Other Information

--------------------------------------------------------------------------------

     (1) Name and telephone number of person to contact in regard to this notification


 .........Josef B. Volman.......................(212) 661-6500..................
           (Name)                              (Telephone Number)

     (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
                                                               [X] Yes   [ ] No

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                               [X] Yes   [ ] No

     If so: Attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     ..........................see attached...............................

                                CHILDROBICS, INC.

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date ...October 1, 1996...................  By /s/ Richard Bartlett............
                                               Richard Bartlett

--------------------------------------------------------------------------------

                                    ATTENTION

     Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).

     ----------------------------------------------------------------------

 EXPLANATION OF ANTICIPATED CHANGE IN RESULTS OF OPERATIONS

     The registrant expects to record losses in excess of $9,000,000 for the fiscal year ended June 30, 1996 and, in addition, expects to record a write-down or disposition of a significant portion of the registrant's assets. Since such dispositions have not yet been consummated, the registrant is unable to make a reasonable estimate of the amount of any such write-down or disposition.

     This Notice of Late Filing on Form 12b-25 contains forward-looking statements. The registrant's actual results could differ materially from the results discussed in the forward-looking statements.