Form 10KSB
period 1996-06-30
CHILDROBICS INC
filed 1996-10-15
CIK 921685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities
     Exchange Act of 1934

                     For the Fiscal Year ended June 30, 1996

                                       OR

 [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities
     Exchange Act of
                                      1934

                         Commission file number 0-25110

                                CHILDROBICS, INC.
             (Exact name of registrant as specified in its charter)

           New York                                    11-3163443
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

               200 Smith Street
      Farmingdale, New York                             11735
   (Address of principal executive offices)           (Zip Code)


         Registrant's telephone number including area code: 516-694-0999

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                      Units
                                  Common Stock
                                    Warrants

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's Revenues for its most recent fiscal year $7,179,958

Based on the closing sale price per share of the registrant's Common Stock of $1.0625 on September 30, 1996 as quoted on the NASDAQ SmallCap Market, the aggregate market value of the voting shares held by non-affiliates of the registrant was $4,515,625 million.

153384-2


At September 30, 1996, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 5,355,000 shares.

Certain statements in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; social and economic conditions; local, state and federal regulations; changes in business strategy or development plans; the Company's indebtedness; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; and other factors referenced in this Annual Report on Form 10-KSB.

153384-2








                                                 Table of Contents


                                                                                                               Page

PART I
     Item 1.      Description of Business.........................................................................1
     Item 2.      Description of Properties......................................................................12
     Item 3.      Legal Proceedings..............................................................................13
     Item 4.      Submission of Matters to a Vote of Security Holders............................................13

PART II
     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........................14
     Item 6.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..................................................................15
     Item 7.      Financial Statements and Supplementary Data....................................................__
     Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................................__

PART III
     Item 9.      Directors and Executive Officers of the Registrant.............................................__
     Item 10.     Executive Compensation.........................................................................__
     Item 11.     Security Ownership of Certain Beneficial Owners and Management.................................__
     Item 12.     Certain Relationships and Related Transactions.................................................__

PART IV
     Item 13.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................__
                  Signatures.....................................................................................__

Index to Financial Statements...................................................................................F-1



DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference to the registrant's definitive proxy statement if filed with the Securities and Exchange Commission (the "Commission") on or before October 30, 1996 or, if such proxy statement is not filed, will be filed with the Commission as an amendment to this Form 10-KSB under cover of Form 10- KSB/A, not later than October 30, 1996.

153384-2


PART I

Item 1.  Business

Introduction

                  Childrobics, Inc.1 is engaged in the children's recreation and entertainment business. The Company currently operates several complementary businesses which service the childrens' recreation and entertainment industry. These businesses include the distribution of amusement games, rides and redemption items, the manufacture, design and assembly of softplay structures, and the operation of video and arcade games and rides.

         Through June 30, 1996 the Company also owned and operated indoor and indoor/outdoor recreation and entertainment centers through its subsidiaries and was a franchiser of Playcenters throughout the United States. Upon arrival of new management as of the first quarter of fiscal 1997, the Company has disposed of substantially all of its recreational Playcenters, closed its franchising operation and acquired new businesses to compliment its remaining operations, as hereinafter discussed.

                  In June 1994, the Company completed its initial public offering of 2,875,000 Units at $4.00 per Unit, from which the Company derived net proceeds of $9,722,330. Each Unit consisted of one share of Common Stock and one Class A Warrant, which entitles the holder to purchase one share of Common Stock at $4.50 per share during the four-year period commencing one year from the effective date of the offering, June 14, 1994. Prior to the offering, the Company had owned and operated one playcenter located in the New York City metropolitan area. The Company used the net proceeds of the offering to build and open additional playcenters and to acquire outright or majority interests in several complementary businesses.

Business Strategy

                  The Company's business strategy has historically been to expand its operations in the childrens' recreational entertainment industry through the acquisition of complimentary businesses. Due to several developments occurring during the fiscal year ended June 30, 1996, the Company has expanded its business strategy to include disposing of underperforming assets, reorganizing its management and operations and maintaining and developing the core profitable segments of the Company's business.

                  In connection with its expanded business strategy, on July 3, 1996, the Company appointed two new independent directors to the board of directors of the Company (the "Board") to assist the Company in its efforts to restructure its management and operations. See "Business - Certain Considerations Relating to the Business - Dependence Upon Management" and "Managements's Discussion and Analysis of Financial Condition" and Notes 2 and 13 to the Consolidated Financial Statements.

                  As part of its acquisition strategy, the Company, pursuant to an Agreement of Merger, dated September 30, 1996 (the "Agreement of Merger"), acquired Just Kiddie Rides, Inc. ("Just Kiddie"), a leading supplier and operator of coin-operated children's rides. In connection therewith entered into an Employment Agreement (the "Employment


--------

1 As used in this Report on Form 10-KSB, the terms "Company" and "Registrant" are used interchangeably and denote Childrobics, Inc. and its subsidiaries, unless the context indicates otherwise.

153384-2


Agreement") with Gerard A. Reda, formerly President of Just Kiddie, pursuant to which, Mr. Reda became President and Chief Executive Officer and a director of the Company. See "Business - Certain Considerations Relating to the Business - Growth Acquisition Risks Certain Risks Related to the Acquisition of Just Kiddie" and "Management's Discussion and Analysis of Financial Condition."

                  Through June 30, 1996, the Company had owned and operated 9 indoor/outdoor recreational and entertainment centers ("Playcenters") in New York, Connecticut and Florida. During fiscal 1996, such Playcenters were not operating profitably. In an effort to dispose of its underperforming assets, the Company divested itself of substantially all of its Playcenters in the first quarter of fiscal year 1997 and is currently in the process of divesting itself of all of its remaining Playcenters. The disposition of its remaining Playcenters is subject to negotiations and execution of definitive agreements and there can be no assurance that the Company will be able to consummate such transaction on acceptable terms or at all. See "Management's Discussion and Analysis of Financial Condition."

                    In connection with restructuring its management, the Company entered into an Employment Option Termination Agreement (the "Termination Agreement") with the three former officers and directors of the Company the ("Former Officers"), pursuant to which such Former Officers, among other things, agreed to terminate their employment with the Company and resign as directors of the Company. See "Management's Discussion and Analysis of Financial Condition."

                  On October 3, 1996 the Company entered into a financing agreement ("the Financing Agreement") with the Lender (as hereinafter defined) pursuant to which the Lender agreed to provide the Company with financing in the amount of $1,500,000 in exchange for warrants to purchase 5,000,000 shares of the Company's common stock. Such finance has been used by the Company to finance the acquisition of Just Kiddie and the buy-out of the Former Officers, and will be used to fund the continuing operations of the Company. See "Managements's Discussion and Analysis of Financial Condition."

The Company

                  Coin-Operated Children's Rides

                  The Company, subsequent to its acquisition of Just Kiddie, has become a leading supplier and operator of coin-operated children's rides in North America. These childrens' rides are referred to as "mini attractions" and include generic shapes, custom products ranging from the classic "Coney Island Carousel Horse" to "Corporate Logos" and characters licensed from Hanna Barbera, D.C. Comics, Turner Entertainment, United Feature Syndicate and NASCAR. Some of Just Kiddie's most popular rides include: Batmobile, Peanuts, Flintstones, Tom & Jerry and the Jetsons. In eight years as a private company, Just Kiddie grew to become the market store leader in the United States of coin-operated rides. Just Kiddie distributes and operates rides with many retailers including: Toys "R" Us, Walmart, BJ's Wholesale Club, King Kullen, Edwards, Foodtown and many others.

                  Video and Arcade Game Route

                  In March 1995, the Company purchased substantially all of the assets of Turnpike Distributing Corp. ("Turnpike"), a distributer of video and arcade games, amusement rides and redemption items, Group Coin Amusements ("Group Coin") and

153384-2


Replay Amusement Corp. ("Replay Amusement"), which operate video and arcade games (the operations of Replay Amusement were subsequently folded into Group
Coin), and Amusement Associates Distributing ("Amusement Associates"), which leases video and arcade games. The Company, through Group Coin, places its video and arcade games at non- Company owned facilities. The Company generates revenues from such games pursuant to revenue-sharing arrangements with such facilities. The Company currently has placed video and arcade equipment in approximately 50 facilities.

                  Softplay Equipment Manufacturing

                  In June 1995, the Company acquired all of the assets of Tunnels & Tubes for Fun, Inc. ("Tunnels"), a manufacturer and assembler of softplay equipment and structures. The Company, through Tunnels designs, manufactures and assembles softplay equipment structures which have been sold, both domestically and internationally, to various family recreation facilities.

Recent Developments


                  Appointment of Two New Directors

                  At a special meeting of the Board held on July 3, 1996, the Company increased the number of members of the Board from three to five members and appointed Conrad J.
Gunther, Jr. and Douglas B. Fox to serve as members of the Board.

                  Mr. Gunther has been a business development manager and financial advisor with the Allied Group, a privately-owned insurance brokerage firm, since 1995. He also served as Chief Operating Officer and Executive Vice President of North Fork Bancorporation, a publicly-traded company, from 1989 to 1995.

                  Since 1994, Mr. Fox has been employed with Landmark Communications, Inc. ("Landmark"), a multi-divisional media company and served as Chief Operating Officer- President of Publishing and Video Games of Landmark from June 1994 to November 1995. Mr. Fox joined Times Mirror, Inc., a newspaper group, in 1987 and served as Corporate Vice President-Marketing from October 1987 to May 1994 and as President and Chief Operating Officer of New York Newsday from September 1990 to October 1992.

                  In addition, as compensation for agreeing to serve as members of the Board, the Company has agreed to elect each of Messrs. Gunther and Fox to the Board pursuant to the following terms:

                  (a) Each of Messrs. Gunther and Fox were granted options, subject to shareholder approval, to purchase 100,000 shares of common stock of the Company, exercisable at $.10 per share, such options to vest in three installments, 50,000 of which shall vest on the date of election to the Board and the next two installments of 25,000 options to vest on the next two anniversaries thereof, provided, however all such options shall immediately vest under certain circumstances (The shares issuable upon exercise of such options are also subject to restriction on sale without the consent of the Company for a period of two years); and

                  (b) The Company agreed to grant to each of Messrs. Gunther and Fox, at a later date, subject to shareholder approval, options to purchase an additional 100,000 shares of common stock of the Company, exercisable at $.10 per share, such options to vest in three

153384-2


installments, 50,000 of which shall vest on the date of grant of such options and the next two installments of 25,000 options to vest on the next two anniversaries thereof, provided, however all such options shall immediately vest under certain circumstances (The shares issuable upon exercise of such options are also subject to restriction on sale without the consent of the Company for a period of two years).

                  On October 3, 1996, the Company entered into five-year consulting agreements with each of Messrs. Douglas Fox and Conrad Gunther, pursuant to which the Company agreed to pay each of Messrs. Fox and Gunther a monthly retainer of $2,500 plus expenses, agreed to grant to each of Messrs. Fox and Gunther ten-year options to purchase 500,000 shares of Common Stock at an exercise price of $.10 per share and to pay each of Messrs. Fox and Gunther additional compensation in connection with special projects, which may present themselves from time to time. See "Business - Certain Considerations Relating to the Business -
 Dependence Upon Management," "Management's Discussion and Analysis of Financial Condition," and Note 13 to Notes to Consolidated Financial Statements.

                  Acquisition of Just Kiddie

                  Pursuant to an Agreement of Merger between Just Kiddie and the Company, Just Kiddie merged into Just Kiddie Acquisition Corp. (the "Acquisition Corp."), a wholly-owned subsidiary of the Company, on September 30, 1996 (the "Merger"). Pursuant to the Agreement of Merger, the Company agreed to issue an aggregate of 5,000,000 shares of Common Stock to the shareholders of Just Kiddie, promissory notes in the aggregate principal amount of $750,000, and a non-competition payment to Mr. Reda in the amount of $250,000 in exchange for all of the outstanding shares of common stock, without par value, of Just Kiddie ("Just Kiddie Common Stock"). Gerard A. Reda, who, prior to the Merger, was the owner of 85% of the outstanding Just Kiddie Common Stock, received, as consideration for the Just Kiddie Common Stock held by Mr. Reda, pursuant to the Agreement of Merger, 4,250,000 shares of Common Stock of the Company, which represents approximately 41% of the outstanding shares of Common Stock (based on 10,355,000 shares of Common Stock outstanding), among other things, in exchange for his shares of Just Kiddie Common Stock. See "Business - Certain Considerations Relating to the Business - Growth Acquisition Risks" and " - Certain Risks Related to the Acquisition of Just Kiddie," and "Management's Discussion and Analysis of Financial Condition," and Note 20 to Notes to Consolidated Financial Statements.

                  Employment Agreement with Gerard A. Reda

                  On September 30, 1996, the Company entered into the Employment Agreement with Gerard A. Reda, pursuant to which Mr. Reda agreed to serve as the Company's President and Chief Executive Officer for a term of five years commencing on the date thereof (the "Commencement Date"). In addition to certain employee benefits, the Company agreed to pay Mr. Reda an annual salary of $250,000, subject to adjustment upon terms agreed upon by the Board and Mr. Reda, after the first anniversary of the Commencement Date. Mr. Reda shall also be granted options at the discretion of the Board based upon the performance of the Company and the performance of Mr. Reda. In addition, pursuant to the Employment Agreement, the Company elected Mr. Reda to serve as a member of the Board. See "Business - Certain Considerations Relating to the Business - Dependence Upon Management," "Management's Discussion and Analysis of Financial Condition, and Note 20 to Notes to Consolidated Financial Statements.

                  Financing Agreement

153384-2


                  On October 3, 1996, the Company, and its wholly-owned subsidiaries, the Acquisition Corp., Turnpike, Amusement Associates, Group Coin, and Tunnels, as borrowers, entered into the Financing Agreement with Sterling Commercial Capital, Inc. ("Sterling"), Norwood Venture Corp. ("Norwood") and Vega Capital Corp. ("Vega" and, collectively, with Sterling and Norwood, the "Lender"), pursuant to which the Lender agreed to provide the Company with financing in the principal amount of $1,500,000. In exchange for such financing, the Company agreed, among other things, to execute and deliver to the Lender, for a purchase price of Ten Dollars ($10), a warrant (the "Financing Warrant"), representing the right to purchase 5,000,000 shares of Common Stock on a fully diluted basis at any time on or before September 30, 2003 at an aggregate exercise price of $100. The Financing Warrants were exercised in full, and the Lender currently holds approximately 32.6% of the outstanding shares of Common Stock, based upon 15,355,000 shares of Common Stock currently outstanding. See "Managements's Discussion and Analysis of Financial Condition - General Background. See Note 20 to Notes to Consolidated Financial Statements.

Sale of Underperforming Assets

                  On September 25, 1996, the Company sold to a buyer (the "Buyer") the stock in its Playcenters located in Danbury, Connecticut for $350,000, Medford, New York for $400,000 and Lynbrook, New York for $325,000. At the closing of this transaction, the Company received cash in the aggregate amount of $60,000 and notes receivable for $490,000, payable to the Company after closing as follows: (1) $115,000 in 30 days; (2) $75,000 in six months;
(3) $25,000 in nine months; (4) $75,000 in twelve months and (5) $200,000 in two years. The Company will also receive, (1) within six months of the closing, at the sole discretion of the Buyer, either $100,000 by delivery of 25,000 shares of restricted stock of the Buyer or $25,000 in cash; and (2) within twelve months of the closing, at the sole discretion of the Buyer, either $100,000 by delivery of 25,000 shares of restricted stock of the Buyer or $50,000 in cash. The Buyer has also agreed to assume the following debt for each of the respective Playcenters: (1) $150,000 for Lynbrook, New York, (2) $50,000 for Danbury Connecticut and (3) $250,000 for Medford, New York. See "Management's Discussion and Analysis of Financial Condition" and Notes 2 and 4 to Notes to Consolidated Financial Statements.

                  Sales from operations of these Playcenters were $2,803,306 and $477,745 for the fiscal years ended June 30, 1996 and 1995, respectively. In connection with the sale of these three playcenters, the Buyer executed a five year contract with Group Coin Associates, one of the Company's subsidiaries, to act as the sole operator of video and arcade games at these three playcenters. See "Managements's Discussion and Analysis of Financial Condition."


Management Restructuring and Disposition of Certain Playcenters to Certain
Former
Officers.

                  On July 3, 1996, the Company entered into an Employment and Option Termination Agreement (the "Termination Agreement") with Salvatore Casaccio, the Company's former Chairman, former Chief Executive Officer and a former Director of the Company; A. Joseph Melnick, the Company's former President, former Chief Operating Officer, former Chief Financial Officer and a former Director of the Company; and Richard Bartlett, the Company's former Executive Vice President and a former Director of the Company (collectively, the "Former Officers"). Pursuant to the terms of the Termination Agreement, the Former Officers agreed to terminate their employment agreements with the Company, to resign as officers and Directors of the Company and to relinquish certain options previously granted to them by the Company, in exchange for which each of the Former Officers received $200,000 (plus

153384-2


reimbursement for certain expenses not to exceed $17,000 in the aggregate, and in the case of Mr. Bartlett, the repayment of loans previously made by Mr. Bartlett to the Company in the amount of $87,620) and each of the Former Officers were granted options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $.01 per share. At the closing of the Termination Agreement, $50,000 was paid to each of the Former Officers (plus the expense reimbursement and loan repayment referenced above) and the remainder of such obligations with respect to the payments to be made to the Former Officers were evidenced by notes issued by the Company in favor of each of the Former Officers, which are due one year from the closing of the Termination Agreement (subject to certain mandatory prepayments) and are secured by the assets of Group Coin Associates, Inc., a subsidiary of the Company. The Company has also agreed to use its best efforts to register the sale of the shares issuable upon exercise of such options, subject to certain restrictions on the sale of such shares by the Former Officers. See "Managements's Discussion and Analysis of Financial Condition - General Background" and "Results of Operations." See Note 13 to Notes to Consolidated Financial Statements.

                  In addition, pursuant to the terms of the Termination Agreement, at the closing thereof, the Company transferred to Mr. Casaccio, all of the outstanding shares of stock of Bayridge Playrobics, Inc., Third Avenue Playrobics, Inc., and East Side Playrobics, Inc., the Company's subsidiaries which operate the Company's playcenters in Bayside, Brooklyn and Manhattan, New York. See "Managements's Discussion and Analysis of Financial Condition -
 General Background." See Note 13 to Notes to Consolidated Financial Statements.

                  On September 30, 1996, the Company entered into the Second Amendment to the Termination Agreement (the "Second Amendment"), pursuant to which the Company agreed to transfer to Mr. Casaccio all of the assets and liabilities of the Company which are used in the operation of the Company's playcenter located at Avenue U, also in Brooklyn, New York, subject to consents to be obtained in connection therewith. In addition, pursuant to the Second Amendment, the Company also agreed to transfer to Messrs. Casaccio and Bartlett, the Company's stock in Fun Station USA of Staten Island, Inc. ("FSSI"), the Company's subsidiary which operates the Company's playcenter in Staten Island, New York, subject to certain restrictions on transfer, and until such time as the Company is able to consummate such transfer, granted a limited revocable proxy with respect to the shares of FSSI held by the Company. Should the Company be unable to consummate such transfer, the Company will take appropriate actions to otherwise dispose of such playcenters. See "Managements's Discussion and Analysis of Financial Condition - General Background." See Note 13 to Notes to Consolidated Financial Statements.

Anticipated Disposition of Remaining Playcenters

                  The remaining Playcenters in which the Company owns an interest are Explorations Playcenter and Explorations of Boynton Beach Playcenter, located in Boca Raton and Boynton Beach, Florida, respectively. In the first quarter of fiscal year 1997, the Company entered into a letter of intent to sell its interest in these two Playcenter. The sale of its interest in these two Playcenters is subject to negotiations and execution of definitive agreements. There can be no assurance that the Company will be able to consummate such transaction on acceptable terms or at all. See Note 4 to Notes to Consolidated Financial Statements.

153384-2



Advertising and Marketing

                  The Company relies upon community-based advertising and promotion campaign which utilizes word-of-mouth, walk-by-traffic, community leaflets, direct mailings, newspaper advertisements in local and regional newspapers and magazine advertisements.

Employees

                  As of September 30, 1996, the Company had approximately 40 full-time employees and approximately 225 part-time employees. None of the Company's employees are represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

Research and Development

                  The Company has not expended any amounts in the past on research and development activities and does not propose to do so during the present fiscal year.

Regulation

                  The Company believes it is operating in substantial compliance with applicable Federal, State and local laws and regulations governing its operations.

Potential Liability and Insurance

                  The Company's operations include the risk of injury. The Company, therefore, is exposed to a significant risk of liability for personal injury. The Company attempts to reduce the risk of potential damage to persons and property and any associated potential liability by adhering to certain safety standards and designing its facilities to minimize the potential for injury. In addition, the Company maintains $1,000,000 of general liability insurance covering damages resulting from negligent acts, errors or omissions. A partially or completely uninsured claim, if successful and of sufficient magnitude, may have a material adverse effect on the Company and its financial condition.

Competition; Major Customers

                  Businesses in the United States serving the children's market are characterized by intense and substantial direct competition. Although the market is generally fragmented, certain of the companies with which Company competes are substantially larger and have substantially greater resources, especially in marketing and sales, than the Company. It is also likely that other competitors will emerge in the future.

                  The Company had sales to one customer located in Brazil, South America representing approximately 46% and 44% of total continuing sales in 1996 and 1995 and 40% of outstanding accounts receivable as of June 30, 1995. No amounts from this customer were due to the Company as of June 30, 1996. In the fourth quarter of fiscal year 1996, the Company lost this customer. The loss of this customer has had, and may continue to have, a material adverse effect on the business of the Company.

Seasonality

153384-2


                  The Company believes that its operating results may be subject to quarterly variations based on a variety of factors, including seasonal changes in weather and school vacation periods.

Impact of Inflation

                  The Company does not believe that inflation has had a material adverse effect on its operations.

Certain Considerations Relating to the Business

                  History of Losses; Working Capital Deficit; Need for Additional Capital

                  During the fiscal years ended June 30, 1996 and June 30, 1995, the Company sustained net losses of $9,873,396 and $1,366,220, respectively. Although the Company recorded net income from operations prior to its initial public offering in June 1994, since that time, as the Company has commenced its expansion plans, the Company has not achieved net income and has not generated positive cash flow. At June 30, 1996, the Company had a working capital deficit of $2,531,397. The Company has significant debts related to a liquidity crisis resulting from its losses from operations for the fiscal year ended June 30, 1996. The Company has been able to continue its operations despite its lack of cash resources as a result of the proceeds received by the Company from the Lender, pursuant to the Financing Agreement. The Company's ability to continue its operations is dependent upon the Company's ability to obtain additional financing, take steps necessary to increase its cash flow, including the sale of its remaining playcenters, and to continue to persuade its trade creditors not to insist upon strict adherence to normal payment terms. While Just Kiddie has previously established its profitability and ability to generate cash flow, there can be no assurance that such success will continue or that the Company will be able to obtain additional financing, increase its cash flow or persuade its trade creditors not to insist upon strict adherence to normal payment terms, nor can there be any assurance that the Company's operations will become profitable or will generate positive cash flow in the future. See Note 1 to Notes to Consolidated Financial Statements.

                  Growth and Acquisition Risks

                  One of the Company's strategies is to increase its revenues and the markets it serves through the acquisition of other companies. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into its operations without substantial costs, delays or other problems. In addition, there can be no assurance that any companies acquired will be profitable at the time of their acquisition or will achieve sales and profitability that justify the investment therein. Acquisitions may involve a number of special risks, including adverse effects on the Company's reported operating results, diversion of managements, attention, dependence on retention and hiring of key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's operations and financial performance. The expansion of the Company's operations, whether through acquisitions or internal growth, may place substantial burdens on the Company's management resources and finances and could have an adverse effect on the Company's operations.

                  Certain Risks Related to the Acquisition of Just Kiddie

153384-2



                  Pursuant to the Agreement of Merger, the Company acquired all of the assets of Just Kiddie. The Acquisition may potentially subject the Company to a number of risks, including, but not limited to, diversion of management's attention, adverse effects on the Company's operating results and hiring of additional personnel and there can be no assurance that the Company can successfully integrate Just Kiddie into the Company without substantial costs, delays or other problems. There can be no assurance that the acquisition of Just Kiddie will prove beneficial to the Company.

                  Dependence Upon Management

                  To a significant extent, the success of the Company's business is dependent upon Gerard A. Reda. In the event that the services of Mr. Reda were lost for any reason, the Company's business would be materially adversely affected.

                  Reliance on Major Customer

                  The Company had sales to one customer located in Brazil, South America representing approximately 46% and 44% of total revenues in fiscal years 1996 and 1995 and 40% of outstanding accounts receivable as of June 30, 1995. As of June 30, 1996, no amounts were due from this customer. In the fourth quarter of fiscal year 1996, the Company lost this customer. The loss of this customer has had, and may continue to have, a material adverse effect on the Company.

                  Tax Defaults

                  The Company has not paid quarterly sales tax in the last two quarters in the aggregate amount of approximately $175,000 although the Company has entered into negotiations with the State of New York to resolve the remaining liabilities. In addition, the Company and its subsidiaries have failed to file (i) a City of New York Rent Tax Return with respect to Third Avenue Playrobics, Inc. which was due as of June 20, 1996, in the amount of approximately $10,000, which liability was assumed by the Company's former Chief Executive Officer (ii) Florida State personal property tax returns with respect to the Company's subsidiaries located in Florida which were due in December 1995 and (iii) a State of New York estimated quarterly franchise tax return for the June 1996 quarter in the amount of $6,150. The Company's June 1995 New York State Franchise Tax payment in the amount of $9,966 was returned by the State of New York due to an error on the pat of New York State. The Company may also be subject to certain fines and penalties with respect to such unpaid taxes which could have a material adverse effect on the Company. See Note 13 to Notes to Consolidated Financial Statements.


                  No Assurance of Future Profitability or Payment of Dividends

                  The Company can make no assurances that the future operations of the Company will result in additional revenues or will be profitable. Should the operations of the Company be profitable, it is likely that the Company would retain much or all of its earnings in order to finance future growth and expansion. Therefore, the Company does not presently intend to pay dividends, and it is not likely that any dividends will be paid in the foreseeable future.

                  Going Concern

153384-2


                  The Company has a working capital deficit of $2,541,347 as of June 30, 1996. The Company's financial statements for the year ended June 30, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon its ability to generate sufficient cash from operations and financing activities. The Company's working capital deficit raises substantial doubt about the entity's ability to continue as a going concern. Management's viable plans include the following: (1) to generate additional financing through a $1,500,000 private placement of the Company's Common Stock, (2) to merge with Just Kiddie Rides, Inc., a profitable privately held company in the same industry which will complement and supplement the Company's continuing profitable operations and (3) to shut down, or otherwise divest itself of, unprofitable operations. Management believes that these plans can be effectively implemented in the next twelve months. There can be no assurances that management will be successful in these endeavors. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern. See Note 21 to Notes to Consolidated Financial Statements.

153384-2



ITEM 2.  DESCRIPTION OF PROPERTIES.

                  The principal properties used by the Company, all of which are suitable for the purposes intended, are as follows:


            Location                            Approx. Area                           Lease                              Character
                                                 (Sq. Feet)                         Expir. Date                            of Use
(Ongoing
Operations)
200 Smith St.                                      28,000                              1998                    Office,
Farmingdale, NY                                                                                                Warehouse &
                                                                                                               Showroom
(Discontinued
 Operations)
23080 Sandalfoot                                   12,400                              1997                    Explorations
Plaza                                                                                                          Playcenter
Boca Raton, FL
902 Clintomore                                      2,000                              1999                    Franchise Office
Road
Boca Raton, FL
3555 Victory                                       36,000                              2000                    Funstation
Blvd.                                                                                                          Playcenter
Staten Island, NY


153384-2



ITEM 3.  LEGAL PROCEEDINGS.

                  The Company is involved in legal proceedings from time to time involving alleged personal injury which are generally considered routine and incidental to its business. The Company believes that legal proceedings presently pending are adequately covered by insurance and will not have a material adverse effect on the financial condition of the Company.

                  The Company is involved in legal proceedings from time to time in the ordinary course of business. The Company does not believe that these legal proceedings will have a material adverse effect on the financial condition of the Company. See Note 13 to Notes to Consolidated Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to the Company's security holders during the fourth quarter of the Company's fiscal year ended June 30, 1996.

153384-2


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

                  The Company's Common Stock and Class A Warrants are traded on Nasdaq SmallCap Market under the symbols CHLD and CHLDW, respectively.

                  Set forth below are the high and low bid prices of the Company's Common Stock and Class A Warrants for the past two fiscal years as reported by the Nasdaq SmallCap Market.



                                                   Common Stock                                   Class A Warrants

Period                                     High ($)                Low ($)                 High ($)                  Low ($)
------                                     ----                    ---                     ----                      ---
Fiscal Year 1996

  First Quarter                           $1.75                   $0.63                    $0.69                     $0.09

  Second Quarter                           1.13                    0.88                     0.69                      0.31

  Third Quarter                            2.31                    0.88                     1.19                      0.25

  Fourth Quarter                           2.00                    0.50                     0.94                      0.44



Fiscal Year 1995

  First Quarter                           $5.75                   $1.75                    $1.94                     $0.19

  Second Quarter                           2.25                    1.38                     0.91                      0.19

  Third Quarter                            2.56                    1.50                     1.06                      0.25

  Fourth Quarter                           1.44                    0.75                     0.88                      0.16



                  The quotations set forth below represent interdealer prices and do not include retail mark-up, mark-down or commission and they do not represent actual transactions.

                  As of September 30, 1996, there were 53 and 10 holders of record of the Company's Common Stock and Class A Warrants, respectively.

                  The Company has never paid any cash dividends and does not intend to pay cash dividends in the foreseeable future, during which time the Company intends to retain earnings, if any, to finance the growth of its business.

153384-2


Item 6.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations


                                                          Year Ended                Year Ended
                                                          June 30, 1996             June 30, 1995
                                                          -------------             -------------
SUMMARY OF OPERATIONS:
Net sales, from continuing operations                     $7,179,958                $1,974,941
                                                          ----------                ----------

Loss from continuing operations                           ($4,783,271)              ($789,770)
                                                          ------------              ----------

Net loss                                                  ($9,873,159)              ($1,366,220)
                                                          ------------              ------------

Loss per share, continuing operations                     ($1.04)                   ($0.20)
                                                          -------                   -------

Net loss per share                                        ($2.14)                   ($0.35)
                                                          -------                   -------

Weighted average shares outstanding                       4,620,753                 3,957,287
                                                          ----------                ---------

YEAR-END FINANCIAL POSITION:
Working capital (deficit)                                 ($2,541,347)              $2,104,018
                                                          ------------              ----------

Total assets                                              $4,616,643                $10,760,705
                                                          -----------               -----------

Total liabilities                                         $3,594,243                $1,671,171
                                                          -----------               ----------

Shareholders' equity                                      $1,022,400                $9,054,559
                                                          -----------               ----------

Shareholders' equity per share                            $0.19                     $2.11
                                                          ------                    -----

Net tangible book value per share                         $0.19                     $2.02
                                                          ------                    -----

Shares outstanding                                        5,355,000                 4,290,000
                                                          ----------                ---------



         Results of Operations


General Background

                  The Company has experienced significant losses since its inception in 1994. On July 3, 1996, the Company added two new independent members to its Board and entered into the Termination Agreement with the Former Officers. See Notes 2 and 13 to the Consolidated Financial Statements.

                  As part of the Termination Agreement, the Company (i) transferred to its former Chief Executive Officer (a) the Company's stock in three of its Playcenters located in Brooklyn, Bayside and New York, New York, respectively, (b) the assets of its original Playcenter located in Brooklyn, New York and (ii) will transfer in the near future to its former Chief Executive Officer and former Executive Vice President, the stock in its Playcenter located in Staten Island, New York. The Former Officers will assume all liabilities associated with these Playcenters, except liabilities owed to Childrobics and its other subsidiaries.

                  On September 25, 1996, the Company completed the sale to the Buyer of three of its Playcenters located in Danbury, Connecticut, Lynbrook, New York and Medford, New York for a total of $1,075,000 in the form of cash, notes receivables, stock and the assumption of debt.

                  In the fourth quarter of fiscal 1996, the Company shut down its franchising operations. In the first quarter of fiscal year 1997 the Company executed a letter of intent to sell its Playcenters located in Boca Raton and Boynton Beach, Florida.

                  On October 3, 1996, the Company entered into the Financing Agreement with the Lender pursuant to which the Lender agreed to provide the Company with financing in the amount of $1,500,000. In exchange for such financing, the Company granted to the Lender, for nominal consideration, warrants (the "Financing Warrants") representing the right to purchase 5,000,000 shares of Common Stock at an aggregate exercise price of $100. Following the closing with respect to the Financing Agreement, the Lender exercised the Financing Warrants. See Note 15.

                  On September 30, 1996, Just Kiddie merged with and into the Company. In exchange for the Just Kiddie Common Stock, the Company issued 5,000,000 shares of its Common Stock to the stockholders of Just Kiddie, paid a $250,000 non-competition payment to Just Kiddie's founder and president, and issued a promissory note in the aggregate principal amount of $750,000. Upon completion of the merger, Just Kiddie's founder and president became the Company's new Chief Executive Officer, President and a director. Just Kiddie is a leading supplier and operator of coin operated children's rides in North America. In its eight years of existence as a private company, Just Kiddie grew to become the market leader in the United States of coin operated rides. Just Kiddie distributes and operates children's rides with many retailers, including but not limited to, Toys 'R' Us, Walmart, BJ's Wholesale Club, King Kullen, Edwards and Foodtown.

153384-2


                  Following the disposition of all of the Company's Playcenters as discussed above, and the merger of Just Kiddie, the Company's core operations will include distribution of equipment and rides and operation of video and arcade games in non-company owned facilities. Subsequent to its receipt of the $1,500,000 financing provided by the Lender and the installation of new management, the Company anticipates that it will be able to stabilize operations and embark on a growth strategy which will allow it to emerge as a successful entity in the distribution and operations niche of the children's entertainment industry.

Results of Operations

                  In light of the disposition of the Company's Playcenters and the closure of its franchising operations, the following discussion will concentrate on the Company's continuing operations as a distributor of equipment and rides and as an operator of video and arcade equipment.

                  Total revenues from continuing operations for the fiscal year ended June 30, 1996 (the "Current Period") was $7,179,958 compared to $1,974,941 for the fiscal year ended June 30, 1995 (the "Prior Period") an increase of $5,205,017, or 264%. Total Revenues for the Prior Period reflect the results of operations for a four month period only, subsequent to the purchase of certain operation on March 3, 1995. Revenues from the video and arcade equipment ("Route Operations") for the Current Period were $1,672,340 compared to $397,032 for the Prior Period, an increase of $1,275,308, or 321%. This increase is the result of the addition by the Company of four new facilities to its Route Operations in the Current Period, which significantly increased its revenue base. The Company anticipates that revenues from Route Operations will continue to increase in light of existing opportunities for expansion in the market place. Sales of equipment and rides were $5,507,618 for the Current Period compared to $1,577,909 for the Prior Periods, an increase of $3,929,709, or 249%. These sales were negatively impacted in the fourth quarter of the Current Period due to the cash shortage experienced by the Company (as hereinafter discussed) which prevented it from acquiring sufficient inventory for resale. As a result of this cash and inventory shortage, the Company lost its largest customer which accounted for approximately 46% and 44% of its total revenues in the Current Period and Prior Periods, respectively. The Company believes that the loss of this customer has had, and may continue to have a material adverse effect on its financial condition.

                  The Company reported total gross margins of 10% for the Current Period compared to 18% for the Prior Period. Gross margins for Route Operations were 28% for the Current Period compared to 25% for the Prior Period. This increase resulted from increased sales, without a corresponding increase in costs of sales, which principally consist of depreciation of the video and arcade games and payroll for the collection of its revenues and maintenance of its equipment. Gross margins for the sale of equipment and rides were 4% for the Current Period compared to 16% for the Prior Period. The decreased margin for the Current Period principally resulted from the decreased revenues related to the cash and inventory shortage experienced by the Company during the fourth quarter of the Current Period. The Company also increased its costs by providing for approximately $273,600 of inventory obsolescence and net realizable value problems in its inventory.

         The Company's selling general and administrative expenses ("SGA") were $2,294,655 for the Current Period compared to $868,775 for the Prior Period. The increase was a result of relocating to a 25,000 square foot corporate headquarters facility (which also includes warehousing and showroom space) in June 1995, and the addition of employees hired to manage the Company's new businesses acquired or built during Current Period (including businesses

153384-2


which have subsequently been discontinued). Included in SGA are rents, utilities, and insurance for all facilities of $636,853 for the Current Period compared to $213,600 for the Prior Period and advertising of $26,000 for the Current Period compared to $70,000 for the Prior Period. Also included in SGA were personnel costs of $731,554 for the Current Period compared to $170,439 for the Prior Period. The Company also incurred professional fees as part of SGA of approximately $666,700 for the Current Period compared to $332,000 for the Prior Period. The professional fees paid by the Company in the Current Period were higher principally due to legal fees associated with negotiating disputes with trade vendors and landlords due to the Company's cash shortage and legal costs associated with the Termination Agreement. The compensation expense related to the Former Officers of the Company was $2,478,500 for the Current Period compared to $537,361 for the Prior Period. The Former Officers, who resigned on July 3, 1996, were paid from the proceeds of the Financing Agreements through the end of September 1996 and the Company accrued $87,500 related to this period into the Current Period. Also, included as part of the Former Officers' compensation, pursuant to the Termination Agreement, in the Current Period was $1,341,000 related to 300,000 stock options granted to each of the Former Officers at $.01 per share and $200,000 each related to other provisions of the Agreement, in addition to their regular salaries of $150,000 each. The Company provided for approximately $653,300 in the Current Period compared to $14,400 in the Prior Period, respectively, for uncollectible receivables. Total non-cash charges for depreciation and amortization amounted to $590,000 for the Current Period and $134,000 for the Prior Period. The increased depreciation and amortization expenses were due to additional equipment on the Company's Route Operations as compared to the Prior Period and the write off of goodwill and organization expenses which the Company no longer considers to have continuing value.

                  Interest expense increased $34,609 to $65,848 for the Current Period compared to $31,239 in the Prior Period, as a result of increased borrowing levels in connection with the Company's cash shortage. The Company had no interest income in the Current Period compared to interest income of $314,294 in the Prior Period. This change reflects the fact that in the Prior Period, the Company was receiving interest income on remaining investments relating to the proceeds of its initial public offering in June 1994.

                  No provision for federal income tax has been made because of the Company's net loss position. For the Current and Prior Periods, the Company provided for the minimum taxes related to New York State and New York City of $58,200 and $24,765, respectively, which were included as part of SGA. The Company has not paid certain state taxes in New York and Florida and certain city taxes in New York City. The Company may also be subject to fines and penalties with respect to such unpaid taxes which could have a material adverse effect on the Company. See Note 13 to Notes to the Consolidated Financial Statements.

                  The Company reported a loss from continuing operations of $4,783,271, or $1.04 per share, for the Current Period compared to $789,770, or $.20 per share, for the Prior Period. The Company reported total net losses of $9,873,159, or $2.14 per share, for the Current Period compared to $1,366,220, or $.35 per share for the Prior Period.

Discontinued Operations

                  The Company reported a loss on the disposal of its Playcenter operations of $3,543,026, or $.77 per share, and a loss from the operations of discontinued Playcenters of $1,546,862, or $.33 per share, for a total loss from discontinued operations of $5,089,888, or $1.10 per share, for the Current Period. For the Prior Period, the Company reported a loss of $576,450, or $.15 per share for discontinued operations. Included in the Current Period losses

153384-2


was an accrual of $300,000 related to the period from June 30 through September 30, 1996 (the expected date of disposal of such discontinued operations). Such amount has been accrued in accordance with Accounting Principles Board Opinion #30. Sales of the discontinued operations were $5,361,245 for the Current Period and $2,209,625 for the Prior Period.

Liquidity and Financial Condition
As of June 30, 1996 the Company utilized all cash generated from current operations and the balance of cash of $1,467,148 which it had on hand as of June 30, 1995 and was in a severe liquidity crisis. Due to large losses and the cash crisis the Company was forced to restructure its operations by disposing of a its unprofitable Playcenters, close its unprofitable franchising operation, merge with

Just Kiddie and obtain a $1,500,000 five year loan.


 Franchising
In the fourth quarter of 1996, the Company shut down Explorations Franchise Group in which it owned approximately 51% of the outstanding shares. Sales of these operations were $151,585 and $124,379 for the twelve months ended June 30, 1996 and 1995.

Playcenters
As part of the Employment and Option Termination Agreement (See Note 14) the Company's former Chief Executive Officer received the common stock in the Playcenters located in Brooklyn, N.Y., Bayside, N.Y., New York, New York. and the assets of its original Playcenter in Brooklyn, New York. In addition, the Company's former Executive Vice President, in conjunction with the Company's former Chief Executive Officer, received the Company's stock representing its 51% interest in its Playcenter located in Staten Island, N.Y. Each officer received these assets free of charge, however, all liabilities, with the exception of liabilities owed to other Childrobics subsidiaries, were assumed in the transaction by the Officers. Sales from the operations of these Playcenters were $2,184,932 and $1,242,281 for the twelve months ended June 30, 1996 and 1995.

On September 25, 1996, the Company sold to an investor the stock in its Playcenters located in Danbury, Connecticut for $350,000, Medford, New York for $400,000 and Lynbrook, New York for $325,000. The Company received cash at closing of $60,000 and notes receivable for $490,000 payable to the Company after closing: (1) $115,000 in 30 days; (2) $75,000 in six months; (3) $25,000 in nine months; (4) $75,000 in twelve months, and (5) $200,000 in two years. The Company will also receive, (1) within six months of the closing, at the sole discretion of the buyer, either $100,000 by delivery of 25,000 shares of restricted stock of the buyer or $25,000 in cash; and (2) within twelve months of the closing, at the sole discretion of the buyer, either $100,000 by delivery of 25,000 shares of restricted stock of the buyer or $50,000 in cash. The buyer has also agreed to assume the following debt for each of the respective
Playcenters: (1) $150,000 for Lynbrook, N.Y., (2) $50,000 for Danbury, Ct., and
(3) 250,000 for Medford, N.Y. Sales from operation of these Playcenters were $2,803,306 and $477,745 for the fiscal years ended June 30, 1996 and 1995, respectively. In connection with the sale of these Playcenters, the buyer executed a five year contract with Group Coin Associates, a subsidiary of the Company, to act as the sole operator of video and arcade games in these three Playcenters.

In first quarter of fiscal 1997, the Company signed a letter of intent to sell the assets of its operations in Florida known as Exploration ("Explorations"). Included in the agreement was the Company's 51% owned subsidiary SJB Investments, its Playcenter located in Boca Raton, Florida; SJB's 100% owned subsidiary Explorations Entertainment Group; and the Company's 80% owned Playcenter located in Boynton Beach, Florida, to the management of Explorations. Sales from the operations of these Playcenters were $639,637 and $236,923 for the twelve months ended June 30, 1996 and 1995.

Unless otherwise stated, the following discussion compares and analyzes the balances associated with the continuing operations of the Company as of June 30, 1996 and 1995. Pursuant to current accounting rules, the Company has restated the June 30, 1995 balances to exclude all discontinued operations. Net assets of the discontinued operations at June 30, 1995 total $5,224,460.

Accounts receivable balances increased by $138,560 to the Current Period from the Prior Period. This increase was primarily due to the increase in sales from the Prior Period to the Current. The allowance for doubtful accounts increased from $0 to $650,297. The primary reason for the increase in allowance for doubtful accounts was due to the sale of equipment and merchandise to Playcenter and arcade operators who have ceased operations or received lines of credit in excess of amounts that could be repaid. Inventory was $234,866 at the end of the Current Period which represents a decrease of $931,876 compared to the Prior Period balance. The decrease was principally due to the Company's cash shortage which prevented it from purchasing additional inventory for resale. In addition, a provision was recorded for inventory obsolescence due to a write down of inventory to the lower of its cost or market based on a normal gross profit earned by the Company. Prepaid expenses decreased $25,675 principally as a result of lower prepaid insurance premiums. The Company purchased $659,101 of fixed assets during fiscal 1996 primarily for use on its Route Operations. Other assets decreased $63,866 as of the Current Period due to the write off of intangible assets such as Goodwill and Covenants not to Compete which the Company no longer considers to have continuing value.

Accounts payable and accrued expenses increased $1,613,300 principally as a result of amounts owed to the former Officers of the Company who resigned in July 1996 and increased amounts owed to trade vendors due to the Company cash shortage. Notes payable of $638,023 represent short term financings on equipment used on its Route Operations of which $30,671 will be repaid in the first quarter of fiscal 1998. During 1996, the Company repaid approximately $202,000 of notes payable. The capitalized lease obligation of $15,635 represents the remaining balance if a $21,473 purchase of the phone system currently being utilized at the Company's headquarters. Amounts due to former officer of $87,620 at June 30, 1996 represent loans advanced to the Company by a former Officer which will be repaid from the proceeds of the Financing Agreement dated September 30, 1996.

In March 1996, the Company completed a private offering of 1,000,000 units, each unit consisting of one share of Common Stock, one Class C Common Stock Purchase Warrant and one Class D Common Stock Purchase Warrant, from which the Company derived gross proceeds of $500,000. Each Class C Warrant and Class D Warrant entitle the holder to purchase one share of common Stock at an exercise price of $.70 and $.80, respectively. The principal purpose of the offering was to raise working capital.

On September 30, 1996, the Company entered into a Financing Agreement with three financial institutions (the "Lender") pursuant to which the Lender agreed to provide the Company with financing in the amount of $1,500,000. In exchange for such financing the Company granted to the Lender, for nominal consideration, warrants to purchase 5,000,000 shares of the Company's Common Stock for $100. In the first quarter of fiscal 1997 the Company will charge to operations and credit to Additional Paid in Capital in an amount equal to the fair market value of the stock at the date of issuance, September 30, 1996, approximately $5,300,000. The Company paid a $15,000 processing fee agreed to certain covenants such as prepayment penalties and agreed to register the underlying shares pursuant to a pre-established time table. Shortly after the closing of the Financing Agreement, the Lender exercised the warrants. Terms of the Financing Agreement were a five year note, payable with interest only at 12% annually for the first two years and principal and interest thereafter through maturity.

On September 30, 1996, a Merger Agreement between Just Kiddie Rides, Inc. ("Just Kiddie") and the Company was completed. The Company issued 5,000,000 shares of Common Stock, paid $250,000 cash and issued a note payable for $750,000 under the same terms as the aforementioned Financing Agreement. Upon completion of the merger, Just Kiddie's founder and president became a director, President and Chief Executive Officer of Childrobics, Inc.

It is anticipated that the Company will not need additional financing for the next twelve months due to the disposal of the unprofitable discontinued operations which the Company anticipates will generate more than $800,000 in cash sale proceeds, the closure of the unprofitable franchising operation, the recent completion of the $1,500,000 Financing Agreement and the merger with the profitable Just Kiddie Rides, Inc. which should generate positive cash flows for the Company.

153384-2


Item 7.  Financial Statements and Supplementary Data

                  The Company's consolidated financial statements and a related schedule are included on pages F-1 to F-21.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not Applicable.


PART III

Item 9.  Directors and Executive Officers of the Registrant

                  The information required by this item is incorporated herein by reference to "Directors and Executive Officers of the Registrant" in the registrant's definitive proxy statement for 1996, if filed by October 30, 1996.

Item 10. Executive Compensation

                  The information required by this item is incorporated herein by reference to "Executive Compensation" in the registrant's definitive proxy statement for 1996, if filed by October 30, 1996.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                  The information required by this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement for 1996, if filed by October 30, 1996.

Item 12. Certain Relationships and Related Transactions

                  The information required by this item is incorporated herein by reference to "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for 1996, if filed by October 30, 1996.


PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      Financial Statements

                  Consolidated Balance Sheets at June 30, 1996 and 1995

                  Consolidated Statements of Operations for the years ended June 30, 1996 and 1995

                  Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996 and 1995

153384-2


                  Consolidated Statements of Cash Flows for the years ended June 30, 1996 and 1995

                  Notes to Consolidated Financial Statements

         (b)      Financial Statement Schedule

                  Schedule II - Valuation and Qualifying Accounts


         (c)      Exhibits

    Exhibit                                                                       By Reference                No. in
    Number         Description                                                    from Document              Document
      3.0          Registrant's Certificate of Incorporation                            A                      3.0
      3.1          Registrant's Amendment to its Certificate
                   of Incorporation, filed April 22, 1994                               A                      3.1
      3.2          By-Laws                                                              B                      3.2
      4.0          Specimen Copy of Common Stock
                   Certificate                                                          A                      4.0
      4.1          Form of Underwriter's Unit Purchase
                   Option                                                               A                      4.1
      4.2          Warrant Agreement between the
                   Registrant and American Stock Transfer
                   & Trust Company and Specimen Copy of
                   class A Warrant Certificate                                          A                      4.2
     10.1          Bridge Loan Agreements, dated March
                   1994                                                                 A                      10.2
     10.2          Option Agreement, dated November 30,
                   1994, between Explorations Acquisition
                   Co. and Explorations Holding Company,
                   Inc.                                                                 C                       1
     10.3          Secured Promissory Note, dated
                   November 30, 1994, in the principal
                   amount of $300,000 in favor of
                   Explorations Acquisition Co.                                         C                       2
     10.4          Financial Public Relations Consulting
                   Agreement, dated November 30, 1994,
                   by and between Childrobics, Inc. and
                   Richard Rozzi                                                        C                       3
     10.5          Asset Purchase Agreement, dated
                   November 30, 1994, between
                   Explorations Acquisition Co. and Richard
                   Rozzi                                                                C                       4





153384-2



     10.6          Asset Purchase Agreement, dated March
                   3, 1995, between Group Coin
                   Amusement Corp. and Group Coin
                   Associates, Inc.                                                     D                       1
     10.7          Asset Purchase Agreement, dated March
                   3, 1995, between Replay Amusement
                   Corp. and Group Coin Associates, Inc.                                D                       2
     10.8          Asset Purchase Agreement, dated March
                   3, 1995, between Amusement Associates,
                   Inc. and Amusement Associates Distri-
                   buting, Inc.                                                         D                       3
     10.9          Asset Purchase Agreement, dated March
                   3, 1995, between Turnpike Distributing
                   Corp. and Turnpike Amusement Distri-
                   buting, Inc.                                                         D                       4
     10.10         Asset Purchase Agreement, dated March
                   3, 1995, between Medford Amusement
                   Corp. and Kid's Kingdom Amusement,
                   Inc.                                                                 D                       5
     10.11         Asset Purchase Agreement, dated April
                   3, 1995, between FZL and Fun Zones of
                   Lynbrook, Inc.                                                       E                     10.13
     10.12         Asset Purchase Agreement, dated June
                   26, 1995, between Tunnels & Tubes For
                   Fun, Inc. and Tunnels & Tubes, Inc.                                  E                     10.14
     10.13         Employment Termination and Option                                    F                       1
                   Termination Agreement, dated July 3,
                   1996, among Salvatore Casaccio, A.
                   Joseph Melnick, Richard Bartlett and the
                   Company
     10.14         Merger Agreement, dated September 30,
                   1996, among Just Kiddie Rides, Inc.,
                   Gerard A. Reda, Just Kiddie Acquisition
                   Corp., and Childrobics, Inc.                                         G                       1
     10.15         Employment Agreement, dated
                   September 30, 1996, between
                   Childrobics, Inc. and Gerard A. Reda                                 G                       2
     10.16         Financing Agreement, dated October 3,
                   1996, by and among Sterling Commercial Capital, Inc., Norwood
                   Venture Corp., Vega Capital Corp., Childrobics, Inc., Just
                   Kiddie Rides, Inc., Turnpike Amusement Associates, Inc.,
                   Group Coin Associates, Inc., and Tunnels & Tubes,
                   Inc.                                                                 G                       3





153384-2



     10.17         Agreement of Sale, dated September 25,
                   1996, between Childrobics, Inc. and
                   Express Vending Corporation with
                   respect to Fun Station USA of Lynbrook,
                   Inc., excluding exhibits                                             G                       4
     10.18         Agreement of Sale, dated September 25,
                   1996, between Childrobics, Inc. and
                   Express Vending Corporation with
                   respect to Fun Zones of Danbury, Inc.,
                   excluding exhibits                                                   G                       5
     10.19         Agreement of Sale, dated September 25,
                   1996, between Childrobics, Inc. and
                   Express Vending Corporation with
                   respect to Kids Kingdom Amusement,
                   Inc., excluding exhibits                                             G                       6
     10.20         Second Amendment to Employment
                   Termination and Option Termination
                   Agreement, dated September 30, 1996,
                   among Salvatore Casaccio, A. Joseph
                   Melnick, Richard Bartlett, and Child-
                   robics, Inc.                                                         G                       7




C Form 8-K Current Report dated December 14, 1994 D Form 8-K Current Report dated March 17, 1995
E Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1995 F Form 8-K Current Report dated July 3, 1996 G Form 8-K Current Report dated September 25, 1996

(d) Reports on Form 8-K

         1. The Company filed a Current Report on Form 8-K having a report date of July 3, 1996.
         2. The Company filed a Current Report on Form 8-K having a report date of September 25, 1996.

                       CHILDROBICS, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                                                               Page
Report of Independent Accounts...................................................................................F-

Consolidated Financial Statements:

         Consolidated Balance Sheet - June 30, 1996..............................................................F-

         Consolidated Statements of Operations -
           Years Ended June 30, 1996 and 1995....................................................................F-

         Consolidated Statements of Shareholders -
           Year Ended June 30, 1996..............................................................................F-

         Consolidated Statements of Cash Flow -
           Years Ended June 30, 1996 and 1995....................................................................F-

         Notes to Consolidated Financial Statements.........................................................F- _ F-


                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders'
  Childrobics, Inc.
  Farmingdale, New York

     We have audited the accompanying consolidated balance sheet of Childrobics, Inc. and its Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Childrobics, Inc. and its Subsidiaries as of June 30, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principals.

     The accompanying consolidated financial statements have been prepared assuming that Childrobics, Inc. will continue as a going concern. As discussed in Note 21 to the consolidated financial statements, the Company has insufficient cash resources and negative working capital that raise substantial doubt about its ability to continue as a going concern. Managment's plans in regard to these matters are also described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        MOORE STEPHENS, P.C.

Certified Public Accountants
Cranford, New Jersey
October 14, 1996

                               Childrobics, Inc.,
                                and Subsidiaries
                           Consolidated Balance Sheets



                                                                               June 30,
                                                                                 1996
ASSETS:
Cash and cash equivalents                                                 $      --

Certificate of deposit - restricted                                           100,000

Accounts receivable, net of allowance for doubtful
  accounts of $650,297                                                        114,676

Inventory                                                                     234,866

Prepaid expenses                                                               39,088

Net assets of discontinued operations                                         525,000
                                                                          -----------
  Total current assets                                                      1,013,630


Property and equipment                                                      3,491,235

Other                                                                         111,778
                                                                          -----------
  Total assets                                                            $ 4,616,643
                                                                          ===========

LIABILITIES:

Accounts payable                                                          $ 1,296,346

Accrued expenses                                                            1,392,821

Short term line of credit                                                     163,798

Notes payable                                                                 607,352

Current portion of capitalized leases                                           7,040

Due to former officer                                                          87,620
                                                                            ---------
  Total current liabilities                                                 3,554,977


LONG-TERM LIABILITIES:
Notes payable                                                                  30,671

Capitalized lease                                                               8,595
                                                                            ---------

  Total long-term liabilities                                                  39,266


Commitments and contingencies


STOCKHOLDERS' EQUITY:

Common stock - $.01 par value, 25,000,000 shares
  authorized, 5,355,000 issued and outstanding                                 53,550

Additional paid-in capital                                                 12,820,405




Retained deficit                                                          (11,851,555)
                                                                          -----------

  Total shareholders' equity                                                1,022,400
                                                                          -----------

  Total liabilities and shareholders equity                                $4,616,643
                                                                          ===========









The accompanying notes are an integral part of these consolidated financial statements.

                                                Childrobics, Inc.,
                                                 and Subsidiaries
                                      Consolidated Statements of Operations
                                           For the Twelve Months Ended



                                                                                                       June 30,             June 30,
                                                                                                          1996                 1995
REVENUES:
Video & arcade                                                                                    $  1,672,340         $    397,032

Sales of equipment and rides                                                                         5,507,618            1,577,909
                                                                                                  ------------         ------------

  Total revenues                                                                                     7,179,958            1,974,941
                                                                                                  ------------         ------------

COST OF SALES:
Video & arcade                                                                                       1,203,018              297,805

Cost of equipment and rides                                                                          5,267,916            1,329,464
                                                                                                  ------------         ------------

  Total cost of sales                                                                                6,470,934            1,627,269
                                                                                                  ------------         ------------

  Gross profit                                                                                         709,024              347,672

EXPENSES:
Selling, general and administrative expenses                                                         2,294,655              868,775

Officers' compensation                                                                               2,478,500              537,361

Bad debt expense                                                                                       653,292               14,361
                                                                                                  ------------         ------------

  Operating loss                                                                                    (4,717,423)          (1,072,825)

Interest and financing expenses                                                                         65,848               31,239

Interest income                                                                                           --               (314,294)
                                                                                                  ------------         ------------

  Total interest and financing expenses                                                                 65,848             (283,055)
                                                                                                  ------------         ------------

  Loss from continuing operations                                                                   (4,783,271)            (789,770)

Discontinued operations:
  Loss from discontinued operations                                                                 (1,546,862)            (576,450)

  Loss on disposal of discontinued operations                                                       (3,543,026)                --
                                                                                                  ------------         ------------

Loss from discontinued operations                                                                   (5,089,888)            (576,450)
                                                                                                  ------------         ------------

  Net  loss                                                                                         (9,873,159)          (1,366,220)

Retained deficit:
  Beginning of period                                                                               (1,978,396)            (612,176)
                                                                                                  ------------         ------------

  End of period                                                                                   ($11,851,555)        ($ 1,978,396)
                                                                                                  ============         ============

PER SHARE DATA
Loss from continuing operations                                                                   ($      1.04)        ($      0.20)

Loss from discontinued operations                                                                        (1.10)               (0.15)
                                                                                                  ------------         ------------

Net loss                                                                                          ($      2.14)        ($      0.35)
                                                                                                  ============         ============

Weighted average number of shares used                                                               4,620,753            3,957,287
                                                                                                  ============         ============



        The accompanying notes are an integral part of these consolidated financial statements.

                                                 CHILDROBICS, INC.
                                                 and Subsidiaries
                                  Consolidated Statement of Shareholders' Equity
                                        For the Period Ended June 30, 1996


                                                                                                         Total
                                                    Common Stock            Paid-In       Retained    Shareholders'
                                               Shares        Amount         Capital        Deficit          Equity
                                          ------------    ------------    ------------   ------------    ------------
Beginning balances,
 July 1 1994                                 3,850,000    $     38,500      $10,128,83   ($   612,176)   $  9,555,154
                                                                                                                    0

Issuance pursuant to Asset
  Purchase Agreement -
  March 2, 1995                                375,000           3,750         699,375   $    703,125

Issuance pursuant to Asset
  Purchase Agreement -
  April 3, 1995                                 65,000             650         104,975   $    105,625

Issuance pursuant to Asset
  Purchase Agreement -
  June 26, 1995                                 65,000             650          56,225   $     56,875

Net loss - 1995                             (1,366,220)   ($ 1,366,220)
                                          ------------    ------------    ------------   ------------    ------------

Balances, June 30, 1995                      4,355,000          43,550      10,989,405     (1,978,396)      9,054,559

Sale of common stock,
  March 28, 1996                             1,000,000          10,000         490,000        500,000

Employment and Option
  Termination Agreement                      1,341,000
  dated July 3, 1996                         1,341,000

Net loss - 1996                             (9,873,159)     (9,873,159)
                                          ------------    ------------    ------------   ------------    ------------



  Balances, June 30, 1996                    5,355,000          53,550      12,820,405    (11,851,555)      1,022,400
                                          ============    ============    ============   ============    ============





        The accompanying notes are an integral part of these consolidated financial statements.

                                                 CHILDROBICS, INC.
                                                 and Subsidiaries
                                       Consolidated Statements of Cash Flows
                                            For the Twelve Months Ended


                                                                                     June 30,       June 30,
                                                                                        1996           1995
                                                                                 -----------    -----------
OPERATING ACTIVITIES:
Net loss from continuing operations                                              ($4,783,271)   $  (789,770)

Adjustments to reconcile net loss to net cash provided
(used) by operating
 activities:
Options issued as part of Employment and
  Option Termination Agreement                                                     1,341,000           --

Depreciation and amortization                                                        719,525        133,592

Bad debts                                                                            653,292         14,361

Changes in assets and liabilities:
Accounts receivable                                                                 (138,560)      (643,769)

Inventory                                                                            931,876     (1,166,742)

Prepaid expenses                                                                      25,675        (61,013)

Accounts payable and accrued expenses                                              1,613,300        981,906

Other                                                                                (13,995)        11,195
                                                                                 -----------    -----------

Net cash provided (used) by continuing operations                                    348,842     (1,520,240)
                                                                                 -----------    -----------

Discontinued operations:
Net loss from discontinued operations                                             (1,546,862)      (576,450)

Adjustments to reconcile net loss to net cash provided (used) by discontinued
  operations:
   Changes in net assets, liabilities and losses                                   4,699,460     (5,224,460)

Estimated loss on disposal of discontinued operations                             (3,543,026)          --
                                                                                 -----------    -----------

Net cash used by discontinued operations                                            (390,428)    (5,800,910)

INVESTING ACTIVITIES:
Operating assets of businesses acquired- cash paid                                      --       (1,600,000)

Sales of (investments in) marketable securities                                         --        7,856,365

Investment in certificate of deposit- restricted                                    (100,000)          --

Purchases of property and equipment                                                 (639,827)      (218,600)

Expenditures for (disposition of) other assets                                        63,866
                                                                                                -----------

Net cash provided by (used in) investing activities                                 (675,961)     6,037,765
                                                                                 -----------    -----------

FINANCING ACTIVITIES:
Proceeds of short term line of credit                                                200,000           --

Repayment of short term line of credit                                               (36,202)          --

Proceeds from former officer                                                          87,620           --

Issuance of common stock                                                             500,000           --

Repayment of capitalized lease                                                        (5,838)          --


Repayment of notes payable                                                          (202,294)          --
                                                                                   ---------    ----------

Net cash provided by (used in) financing activities                                   543,286           0
                                                                                     --------  ----------

Decrease in cash balances                                                            (174,261) (1,283,385)

Cash, beginning of period                                                             174,261  1,457,646
                                                                                     --------  ---------

Cash, end of period                                                                        $0   $174,261
                                                                                     ========   ========


              The accompanying notes are an integral part of these consolidated financial statements.

                                CHILDROBICS, INC.
                                and Subsidiaries
                Consolidated Statements of Cash Flows- continued
                           For the Twelve Months Ended



                                                                                      June 30,      June 30,
                                                                                         1996          1995
Supplemental Disclosures:
Cash paid during the period for:
  Interest                                                                        $    65,848   $    36,653
                                                                                                ===========

  Income taxes                                                                    $      --     $      --
                                                                                  ===========   ===========



Notes payable disclosure:
The Company issued notes payable in fiscal 1996 pursuant to the purchase of property and equipment as follows:
   Cost of property and equipment                                                 $   844,144   $      --

   Cash paid                                                                             --

   Liability under note payable                                                   $   844,144   $         0
                                                                                  ===========   ===========


Capitalized lease disclosure:
The Company entered into two capital lease
 obligations in fiscal 1995 and one lease in fiscal
                                                                                                       1996
 for the purchase of property  and equipment as                                   $     3,827   $    17,646
follows:
  Cost of property and equipment

  Cash paid

  Liability under capitalized lease                                               $     3,827   $    17,646
                                                                                  ===========   ===========


Supplemental Schedule of Non-Cash Investing
  Financing Activities:
During the twelve months ended June 30, 1995 the Company acquired the operating assets of three different businesses in the following manner:

Total operating assets of the businesses acquired                                 $      --     $ 1,656,875

Less:  common stock issued                                                               --         (56,875)
                                                                                  -----------   -----------

Total cash paid                                                                   $         0   $ 1,600,000
                                                                                  ===========   ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements


Note 1 - Description of Business, Certain Considerations relating to the Business and Summary of Significant Accounting Policies

Description of Business
Childrobics, Inc. (the "Company"), is engaged in the children's recreation and entertainment business. The Company operates several complementary businesses which service the recreation and entertainment industry as a distributor of amusements games, rides and redemption items, a manufacturer which designs and assembles softplay structures, an operator of video and arcade games at non-company owned facilities. Businesses in the United States serving the children's market are characterized by intense and substantial direct competition. Although the market is generally fragmented, certain of the companies with which the Company competes are substantially larger and have substantially greater resources, especially in marketing and sales, than the Company. It is also likely that other competitors will emerge in the future. Through June 30, 1996 the Company also owned and operated indoor and indoor/outdoor recreation and entertainment centers ("Playcenters") through its subsidiaries and was a franchisor of Playcenters throughout the U.S. In the first quarter of fiscal 1997, the Company disposed of all of its recreational Playcenters and closed its franchising operation. See Note 4.

The Company was incorporated in the State of New York on May 7, 1993 under the name Child Playrobics, Inc. and changed its name to Childrobics, Inc. in 1994.

History of Losses, Working Capital Deficit and Need for Additional Capital During the fiscal years ended June 30, 1996 and 1995, the Company sustained net losses of $9,873,996 and $1,366,220, respectively. Although the Company recorded net income from operations prior to its initial public offering in June 1994, since that time, as the Company commenced its expansion plans, the Company has not achieved net income and has not generated positive cash flow. At June 30, 1996, the Company had a working capital deficit of $2,531,397. The Company has significant debts related to a liquidity crisis resulting from its losses from operations for the fiscal year ended June 30, 1996. The Company has been able to continue its operations despite its lack of cash resources as a result of the proceeds received by the Company from a Lender in the form of a $1,500,000 loan, pursuant to a financing agreement. The Company's ability to continue its operations is dependent upon its ability to obtain additional financing, take steps necessary to increase its cash flow, including the sale of certain assets of the Company, merge with a profitable company and to continue to persuade its trade creditors not to insist upon strict adherence to normal payment terms. The Company cannot provide assurances that success of any or all of these factors will be sufficient to make the Company's operations profitable or will generate positive cash flows in the future.

Basis of Presentation
The consolidated financial statements include the accounts of the Company and all its subsidiaries through June 30, 1996. The Company owned approximately 51% of

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

two Florida companies, one of which also owns 100% of another Florida company. In December 1995, the Company acquired an 80% interest in another Playcenter located in Florida. In September 1995, the Company purchased approximately 51% of a Playcenter in Staten Island, N.Y. All other subsidiaries are 100% owned by the Company. In the first quarter of 1997, the Company disposed of all of its recreational Playcenters and in the fourth quarter of 1996 closed its franchising operation and accounted for these entities as discontinued operations in its June 30, 1996 financial statements.



Note 1 - Description of Business, Certain Considerations relating to the Business and Summary of Significant Accounting Policies - continued The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

All material intercompany sales and related profits have been eliminated. Certain items in the 1995 financial statements have been reclassified, primarily due to discontinued operations, to conform to the 1996 presentation.

Concentration of Credit Risk
Accounts receivable consists of amounts due from credit sales to customers principally in North America. It is the Company's policy not to require collateral for credit sales. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and, therefore, it believes its exposure is limited by such allowances, however, these assessments may change in the near term.

Inventories
Inventories are carried at the lower of cost or market on a first-in first-out basis.

Property and Equipment
The cost of property and equipment is amortized over the estimated useful lives of the respective assets using the straight-line method with a half year of depreciation or amortization recorded in the year of acquisition and disposition. Estimated useful lives were as follows:

         Property                          5 Years
         Equipment                         5-7 Years
         Leaseholds                        Over the life of the applicable lease
         Furniture and fixtures            5 Years

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements


Maintenance and repair costs are charged to expense as incurred. Renewal and improvements that extend the useful life of the assets are added to the property and equipment accounts.

Other Assets
Organization costs are amortized over five years.

Income Taxes
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 1 - Description of Business, Certain Considerations relating to the Business and Summary of Significant Accounting Policies - continued Revenue Recognition Sales of equipment and rides are recognized when shipped. Revenue from video and arcade operations is recognized when earned. All sales are denominated in U.S.
Dollars.

Earnings per Share
Earnings per share for all periods have been presented based on the weighted average number of shares outstanding including shares subscribed. Stock options and warrants have not been included since their effect would have been anti-dilutive.

Stock Options and Similar Equity Instruments Issued to Employees The Company uses the intrinsic value method to recognize cost in accordance with Accounting Principles Board No. 25 (Accounting for Stock Issued to Employees.)

Note  2 - Acquisitions
Explorations
In November 1994, the Company acquired approximately 51% of Explorations Franchise Group, Inc.("EFG"), SJB Investments Corp ("SJB"), and SJB's 100% owned subsidiary, Explorations Entertainment Group, Inc. ("EEG"), collectively known as "Explorations". Explorations operates a Playcenter and franchises other Playcenters on a national basis. Such majority interest was acquired for $300,000 plus acquisition costs and the Company advanced an additional $300,000 in the form of non-interest bearing notes payable at acquisition date. In December 1995, the Company acquired an 80% interest in another Playcenter for a nominal consideration in Boynton Beach, Fl ("Boynton"). In the fourth quarter of fiscal 1996, the Company shut down EFG, and in the first quarter of fiscal 1997 signed a letter of intent to sell its majority interest in the remaining Florida operations, SJB, EEG, and Boynton, to the management of Explorations. Explorations is accounted for as a discontinued operation in fiscal 1996. See
Note 4.

Group  Coin and Affiliates
In March 1995, the Company acquired substantially all of the assets of Group Coin, Replay Amusement Corp., Amusement Associates, Turnpike and Medford Amusement Corp, now Kids Kingdom. The purchase price of the acquisition was paid with $1,500,000 of cash, the issuance of 375,000 of common stock at $1.875 per share and the assumption of $200,000 of liabilities related to the purchase of Medford Amusement Corp. Included in the $1,500,000 of cash was $1,435,000 for the acquisition of video, arcade and redemption equipment recorded as fixed assets, $25,000 related to covenants not to compete and $40,000 for inventory. The Company may have to issue additional shares depending upon the market price of the Company's common stock two years after the closing date of the purchase. Certain restrictions apply to the transfer or sale of the common stock issued and the Company has made certain pledges related to the registration of these shares. The Company's

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Kids Kingdom Playcenter located in Medford, N.Y. was sold in the first quarter of fiscal 1997 and is accounted for as a discontinued operation in fiscal 1996. See Note 4.

FZL,  Inc.
In April 1995, the Company acquired all of the assets of FZL, Inc., a Playcenter located in Lynbrook, N.Y. The purchase price was $400,000 paid in cash and the issuance 65,000 shares of common stock at $1.625 per share. Additional amounts were paid relating to a security deposit from the landlord of the facility. Under certain circumstances, additional shares may be issued to the seller subject to the market price of the Company's common


Note  2 - Acquisitions - continued
----------------------------------
stock two years after the closing date of the purchase. The Company has retained certain voting rights related to additional shares which may be issued pursuant to this acquisition. Certain restrictions apply to the transfer or sale of the common stock issued related to this acquisition and the Company has made certain pledges related to the registration of these newly issued shares. The Company sold its interest in this Playcenter in the first quarter of fiscal 1997 and is accounting for this entity as a discontinued operation in fiscal 1996. See Notes 3 and 4.

Tunnels & Tubes, Inc.
In June 1995, the Company acquired all of the assets of Tunnels & Tubes for Fun, Inc. The purchase price of the acquisition, paid in cash, was $100,000 for the business, $70,000 for certain sales contracts, inventory, a covenant not to compete and a $6,875 for a security deposit. The Company issued 65,000 shares of common stock related to the acquisition and may have to issue additional shares depending upon the market price of the Company's Common Stock two years after the closing date of the purchase . Certain restrictions apply to the transfer or sale of the common stock issued and the Company has made certain pledges related to the registration of these shares (see Note 3).

Whitey Ford's Grand Slam  of Staten Island, Inc.
In July 1995, the Company agreed to purchase a 51% interest in Whitey Ford's of Staten Island, Inc., a Playcenter located in Staten Island, N.Y. for $500,000 ($300,000 in cash and notes for the acquisition and the Company also agreed to invest $200,000 to be used for the renovation and expansion of the existing facility). The Company borrowed an additional $300,000 from a financial institution to purchase additional rides and games. This Playcenter was disposed of in the first quarter of fiscal 1997 and is accounted for as a discontinued operation in fiscal 1996 and the outstanding debt associated with this transaction is being assumed by the acquiring entity. See Note 4.

Note  3 - Related Party Transactions

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

In April 1995, the Company acquired all of the assets of FZL Inc., a Playcenter located in Lynbrook, N.Y. A former Officer and Director of the Company held a partial interest in the company from which the assets were acquired. This Playcenter was disposed of in the first quarter of fiscal 1997. See Notes 2 and 4.

In June 1995, the company acquired all of the assets of Tunnels & Tubes for Fun, Inc. The same former Officer and Director owned 100% of this company from which the assets were acquired (see Note 2).

Note  4 - Discontinued Operations
Franchise Operation
In the fourth quarter of 1996, the Company shut down Explorations Franchise Group in which it also owned approximately 51% of the outstanding shares. Sales of these operations were $151,585 and $124,379 for the twelve months ended June 30, 1996 and 1995, respectively.

Note  4 - Discontinued Operations  - continued
----------------------------------------------
Playcenters
As part of the Employment and Option Termination Agreement (See Note 13) the Company's former Chief Executive Officer received the common stock in the Playcenters located in Brooklyn, N.Y., Bayside, N.Y., New York, N.Y. and the assets of its original Playcenter in Brooklyn, N.Y. In addition, the Company's former Executive Vice President, in conjunction with the Company's former Chief Executive Officer, received the Company's 51% interest in its Playcenter located in Staten Island, N.Y. Each officer received these assets free of charge, however, all liabilities, with the exception of liabilities owed to other Childrobics subsidiaries, were assumed in the transaction by the Officers. Sales of these operations were $2,184,932 and $1,242,281 for the twelve months ended June 30, 1996 and 1995, respectively.

On September 25, 1996, the Company sold to an investor the stock in its Playcenters located in Danbury, Ct. for $350,000, Medford, N.Y. for $400,000 and Lynbrook, N.Y. for $325,000. The Company received cash at closing of $60,000 and notes receivable for $490,000 payable to the Company after closing: (1) $115,000 in 30 days; (2) $75,000 in six months; (3) $25,000 in nine months; (4) $75,000 in twelve months, and (5) $200,000 in two years. The Company will also receive,
(1) within six months of the closing, at the sole discretion of the buyer, either $100,000 by delivery of 25,000 shares of restricted stock of the buyer or $25,000 in cash; and (2) within twelve months of the closing, at the sole discretion of the buyer, either $100,000 by delivery of 25,000 shares of restricted stock of the buyer or $50,000 in cash. The buyer has also agreed to assume the following debt for each of the respective Playcenters: (1) $150,000 for Lynbrook, N.Y., (2) $50,000 for Danbury, Ct., and (3) 250,000 for Medford, N.Y. Sales of these operations were $2,803,306 and $477,745 for the twelve

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

months ended June 30, 1996 and 1995, respectively. As part of the sale of these Playcenters, the buyer signed a five year contract for the Company's subsidiary, Group Coin Associates, to be the sole operator of video and arcade games in these three Playcenters.

In the first quarter of fiscal 1997 the Company shut down EFG. As set forth in the letter of intent which the Company signed in the first quarter of fiscal 1997, the Company agreed to sell its majority interest in the remaining Florida operations, SJB, EEG, and Boynton, to the management of Explorations. Explorations is accounted for as a discontinued operation in fiscal 1996. Sales of these operations were $639,637 and $236,923 for the twelve months ended June 30, 1996 and 1995, respectively.
See Note  4.

Summarized net assets, sales and results of operations for all discontinued operations are as follows:
                                                                     1996
                                                                  ----------
    Net assets of discontinued operations                           $525,000
                                                                  ==========
    Revenues                                                      $5,779,460
                                                                  ==========
    Loss from discontinued operations                            ($1,546,862)
                                                                  ==========

There was no income tax liability or benefit associated with the losses on discontinued operations.

The disposition of its Playcenters is subject to negotiations and execution of definitive agreements and there can be no assurance that the Company will be able to consummate such transactions on acceptance terms or at all. The amounts the Company will ultimately realize could differ materially in the near term from the amount assumed in arising at the loss or disposal of the discontinued operations.

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements


Note 5 - Inventory
Inventory consisted of the following items as of June 30:

                                                              1996

            Equipment                                       $224,866

            Parts                                            10,000

            Total                                           $234,866


In fiscal 1996, the Company charged to operations approximately $ 273,640 to provide for obsolescence and net realizable issues related to its equipment inventory.

Note 6 -  Property and Equipment
Property and equipment consisted of the following at June 30,

                                                                      1996

                       Equipment                                  $4,061,038

                       Leasehold improvements                         35,381

                       Machinery                                      26,912

                       Furniture and fixtures                        177,774

                          sub-total                                4,301,105

                       Accumulated depreciation                     (809,870)


                       Net property and equipment                  $3,491,235

Note 7 - Other Assets
Other assets consisted of the following at June 30,

                                                         1996

      Security and other deposits                       $33,431

      Organization costs                                 78,347

                     Total Other Assets                $111,778


Note 8 -  Accrued Liabilities
Accrued liabilities consisted of the following at June 30,

                                                                   1996

Termination pay                                                  $687,500

Professional fees                                                 396,168

Rent                                                               72,562

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements



Insurance                                                          63,707

Claims                                                             49,856

Payroll and taxes                                                  49,126

Other                                                              73,902

           Total Accrued Liabilities                           $1,392,821

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 9 - Revolving Credit Agreement
In July 1995, the Company obtained a $200,000 revolving line of credit from a bank which requires the Company to maintain a deposit of $100,000 with the bank for the duration of the agreement as collateral securing the line of credit. Such line of credit provides for interest at 1% above the prime lending rate of the bank. The effective interest rate for the twelve months ended June 30, 1996 was 9.25%.

Note 10 - Notes Payable
Notes payable was comprised of the following:

                                           1996

Betson Equipment                         $224,026

Firestone Financial                       413,997

Total  debt                               638,023

Less:  current maturities                (607,352)

Total long term debt                      $30,671


Notes payable is composed of seven notes, with interest rates varying from 12.6% to 15.6% and collateralized by equipment with a book value of approximately $800,000. Current maturities of the above captioned notes are:

1997                                                      $607,352

1998                                                        30,671

Note 11- Capital Leases
The Company entered into an equipment lease which give it the right to purchase the item for $1 at the termination of the lease. Depreciation recorded on such lease was $3,525 for twelve months ended June 30, 1996 and 1995. Amounts due under the lease are as follows:


1997                                                               $9,556

1998                                                               8,820

1999                                                                 735

   sub-total                                                       19,111

Less:  amounts representing interest                               (3,476)

   Total                                                           $15,635


Note 12 - Fair Value of Financial Instruments
Effective June 30, 1996, the Company adopted SFAS No. 107, fair value of financial instruments which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

of the financial instruments disclosed therein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 12 - Fair Value of Financial Instruments - continued instruments by individual balance sheet accounts as of June 30, 1996:

                                              Carrying
                                              Amount

Debt maturing within one year                 $865,810

Long-term debt                                  39,266

Totals                                        $905,076


For certain financial instruments, including cash and cash equivalents, trade receivables and payables and short-term debt, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations. The fair value of long-term debt is based on current rates at which the company could borrow funds with similar remaining maturities. The carrying amount of long-term debt approximates fair value. It is not practicable to calculate the fair value of the Company's financial instruments.

Note  13 - Commitments and Contingencies
Operating Leases
The Company is obligated under operating leases for its facilities. Rental expense under the current leases for continuing operations for the period June 30, 1996 and 1995 were $83,500 and $46,982, respectively. Rental expense under leases for discontinued operations for the period ended June 30, 1996 and 1995 was $1,416,112 and $380,289. Future minimum lease payments under current non-cancelable leases for the remaining years of the leases subsequent to June 30, 1996 for continuing operations are as follows:


1997                                    $84,583

1998                                      57,500

Total                                   $142,083


The Company is contingently liable in the amount of $1,720,860 for the remaining lease payments for the Danbury, Ct Playcenter which was sold in the first quarter of 1997 and is shown as a discontinued operation. In addition, the Company is liable to the remaining lease payments for the Funnyone, Stafer Island. Such amount is approximately $1,500,000. This Playcenter disposed of during the first quarter of 19__. All other leases pertaining to discontinued operations have been assumed by the acquiring entities.

Employment Agreements
In September 1995, the Company entered into employment agreements with three officers and directors (the "Officers"). Such agreements were to expire July 10, 2000. The annual salaries under the agreements for each Officer were $150,000 and

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

annual bonuses equal to 50 percent of the salary provided under their respective agreements. Bonuses for the previous two years, amounting to $400,000, have been accrued but remain unpaid.

Pursuant to an Employment and Option Termination Agreement (the "Termination Agreement") as approved by the two independent members of the Company's Board of directors, dated July 3, 1996, and amended in September 1996, between the Officers and the Company, each officer has agreed to resign their respective positions with the Company and forfeit all unpaid bonuses and stock options awarded to them subject to the Company obtaining financing in the form of a $1,500,000 loan (the "financing agreement") and the completion of the merger with Just Kiddie Rides, Inc., which closed on September 30, 1996. See Notes 4 and 20.

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note  13 - Commitments and Contingencies- continued
As provided for in the Termination Agreement, each Officer will receive:

(1) $200,000, of which $50,000 is to be paid at the closing of the Financing Agreement and the balance to be paid in short term notes, all of which will be satisfied not later than the earlier of one year from the date of closing of the financing agreement or the completion of a secondary offering of the Company's common stock. Such amounts have been collateralized by a pledge of the assets of the Company's subsidiary, Group Coin Associates, Inc.; (2) Options to purchase 300,000 shares of the Company's common stock for $.01 per share. The Company charged to operations and credited to Additional Paid in Capital $1,341,000 related compensation for such below market stock options; (3) each Officer will be reimbursed for any out of pocket expenses incurred on behalf of the Company up to a specified amount; (4) two of the Officers will receive the Company's 51% interest in its Staten Island, N.Y. Playcenter; and, (5) one of the Officers will receive 100% of the Company's common stock of the Playcenters located in Brooklyn, N.Y., Bayside, N.Y. and N.Y., N.Y. and will also assume all outstanding liabilities with the exception of liabilities owed to other subsidiaries of the Company. In addition, due to the Company's cash shortage, each Officer agreed to defer any salary from July 1, 1996 through the closing of the Financing Agreement. The Company has provided $87,500 in fiscal 1996 for such event. As of June 30, 1996, one Officer loaned to the Company approximately $87,620 and will be repaid from the proceeds of the Financing Agreement.

Legal Proceedings
A judgement in the amount of $156,000 has been awarded against the Company resulting from an action brought by Creative Engineering for non-payment of trade obligations. The full amount of the judgement has been recorded in these financial statements.

The Company is involved in legal proceedings from time to time involving alleged personal injury which are generally considered routine and incidental to its business. The Company believes that legal proceedings presently pending are adequately covered by insurance and any potential liability in connection with these proceedings will not have an adverse material effect on the financial condition of the Company.

The Company is also involved in other legal proceedings which are considered routine and incidental to its business. The Company believes that the legal proceedings which are presently pending have no potentia liability which would have an adverse material effect on the financial condition and statement of operations of the Company.

The Company's assessment of its potential liability with respect to any of the above legal matters may change in the near term.

Guarantees

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

During 1996 the Company made two sales to an unrelated party of soft play structures through its Tunnels & Tubes subsidiary with recourse. The unrelated party financed the sale through a financial institution in which the Company guaranteed payment of the unpaid balance in the event the unrelated party fails to satisfy the financing. As of June 30, 1996 the remaining liability on the two sales contracts was approximately $130,500. If all payments are made on a timely basis the liability will cease in July 1999.

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 13 - Commitments and Contingencies - continued
Tax Defaults
The Company has not paid quarterly New York State sales tax in the last two quarters in the aggregate amount of approximately $175,000, although the Company has entered in negotiations with the State of New York to resolve the outstanding liabilities. In addition, the Company and its subsidiaries have failed to file (i) a New York City Rent Tax Return with respect to one of its subsidiaries located in New York, New York, which was due June 20, 1996, in the amount of approximately $10,000, which liability was assumed by the Company's former Chief Executive Officer (ii) Florida State Personal Property Tax returns with respect to the Company's subsidiaries located in Florida which were due in December 1995, and (iii) a New York State estimated quarterly franchise tax return for the quarter ended June 30, 1996 in the amount of $6,150. The Company's June 1995 New York State Franchise Tax payment in the amount of $9,966 was returned by the State of New York due to an error by the State. The Company may also be subject to certain fines and penalties with respect to such unpaid taxes which could have a material adverse effect on the Company.

As action was commenced against the Company as maker of a series of promissory notes in the amount of $200,000 related to one of its discontinued operations. Acceleration of the total amount due ___ $200,000 has been requested by plaintiff and accrued unpaid interest of approximately $9,000 and ___ costs. The Company is presently negotiating a settlement with plaintiff. However, resolution has been reach as of October 14, 1996.

Note 14 - Common Stock
In March 1994, the Company borrowed $500,000 in a bridge loan from four persons, such loans were repaid at the closing of the Company's initial public offering ("IPO") on June 21, 1994. In further consideration of the bridge loan, the Company issued 175,000 shares of common stock and 175,000 Class A warrants and 175,000 Class B warrants of the Company to such persons. The Class A Warrants entitle the holder to purchase 1 share of common stock at $4.50 per share during the four year period commencing one year from the effective date of the offering, June 14, 1994. The Class B Warrants, which were not registered as part of the offering, are identical to the Class A Warrants except the exercise price is $9.00 per share.

In connection with the Company's IPO, the Company sold to the Underwriter, for nominal consideration, warrants to purchase an aggregate of 250,000 shares of common stock which are exercisable through June 1998, at an exercise price of $6.60 per unit.

On March 26, 1996, the Company completed a private offering of 1,000,000 units, each unit consisting of one share of Common Stock, one Class C Common Stock Purchase Warrant and one Class D Common Stock Purchase Warrant, from which the Company derived gross proceeds of $500,000. Each Class C Warrant and Class D

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $.70 and $.90 per share, respectively. The principal purpose of the offering was to raise working capital. The securities offered have not been registered under the Securities Act of 1933 or any applicable state securities laws.

Note 15 - Income Taxes
No provision for income taxes has been made because of the Company's net loss position. Income tax accounting standards require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The Company has recorded a deferred tax asset of approximately $4,000,000. Due to operating losses the Company has also recorded a valuation allowance in the amount of $4,000,000.

As of June 30, 1996, the Company had approximately $11,800,000 of net operating loss carryforwards available to offset future taxable income expiring between 2009 and 2011. Pursuant to Section 382 of the Internal Revenue Code, the future availability of such net operating tax loss carryforwards may be significantly limited due to its merger with Just Kiddie Rides and certain provisions of its Financing Agreement dated September 30, 1996.

Note 16 - Fourth Quarter Adjustments
In the fourth quarter of fiscal 1996, the Company charged to operations approximately $1,728,500 related to Officer's compensation expense (see Note
13), approximately $653,300 related to uncollectible accounts receivable and approximately $273,600 related to inventory obsolescence charges.

Note 17 - Major Customers
The Company had sales to one customer located in Brazil, South America representing approximately 46% and 44% of total continuing sales in 1996 and 1995 and 40% of outstanding accounts receivable as of June 30, 1995. No amounts were due as June 30, 1996 from this customer. The loss of this customer resulted in a material adverse effect on the Company.

Note 18 - New Authoritative Pronouncements
The Financial Accounting Standards Board has issue SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As the Company's remaining property and equipment relates to its profitable operations the Company does not believe that SFAS No. 121 will have any material adverse effect on the Company's financial statements.

The FASB has also issued SFAS No. 123, "Accounting for Stock Based Compensation", in October 1995. SFAS No. 123 uses a fair value based method of

                                                 CHILDROBICS, INC.
                                    Notes to Consolidated Financial Statements

recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements beginning after December 15, 1995. The Company adopted the disclosure requirements on July 1, 1996. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995.


Note  19 - Segment Data
The following data includes that of non-affiliated continuing operations as June 30:

                     Video &            Equipment
                     Arcade                 Sales          Corporate          Eliminations        Consolidated
                     ---------          ---------          ------------       ------------        ----------
Revenue
1996                 $1,672,34          $5,507,61          $          -       $          -        $7,179,958
                     ---------          ---------          ------------       ------------        ----------
                     0                  8
                     -                  -

1995                 397,032            1,577,909          $          -       $          -        1,974,941
                     -------            ----------         ------------       ------------        ---------

Income
(Loss)
1996                 90,186             (618,250)          (4,235,207)        (20,000)            (4,783,271)
                     ------             ---------          -----------        --------            -----------

1995                 7,265              95,728             (892,763)                   -          (789,770)
                     -----              -------            ---------          ----------          ---------

Identifiable
Assets
1996                 6,213,717          5,579,058          21,175,61          (28,351,743)        4,616,643
                     ---------          ----------         ---------          ------------        ---------
                                                           1
                                                           -

1995                 2,930,023          3,677,802          39,831             (3,168,557)         3,479,099
                     ---------          ----------         -------            -----------         ---------

Depreciation
      &
Amortization
1996                 674,696            7,392              37,437                         -       719,525
                     -------            ------             -------            ---------------     -------

1995                 130,347            3,245                     -                       -       133,592
                     -------            ------             ---------          ---------------     -------

Capital
Expenditures
1996                 574,789            47,410             17,628                         -       639,827
                     -------            -------            -------            ---------------     -------

1995                 $85,278            $40,517            $92,805                        -       $218,600
                     -------            --------           --------           ---------------     --------



                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements


Note 20 - Subsequent Events
Financing Agreement
On September 30, 1996, the Company entered into a Financing Agreement (the "Financing Agreement") with three financial institutions (the "Lender") pursuant to which the Lender agreed to provide the Company with financing in the amount of $1,500,000. In exchange for such financing the Company granted to the Lender, for nominal consideration, warrants (the "Financing Warrants") representing the right to purchase 5,000,000 shares of Common Stock for $100. In the first quarter of fiscal 1997, the Company will charge to operations and credit Additional Paid In Capital an amount equal to the fair value of the stock at the date of issuance, September 30, 1996, approximately $5,300,00. On October 4, 1996 the Lender exercised the Financing Warrants. The Company paid a $15,000 processing fee, agreed to certain covenants such as prepayment penalties and agreed to register the underlying shares pursuant to a pre-established time table. Shortly after the closing of the Financing Agreement the Lender exercised the Financing Warrants. Terms of the Financing Agreement were a five year note, payable with interest only at 12% annually for the first two years and principal and interest thereafter through maturity.

Merger with Just Kiddie Rides, Inc.
On September 30, 1996, a Merger Agreement between Just Kiddie Rides, Inc. ("Just Kiddie") and the Company was completed. The Company issued 5,000,000 shares of Common Stock, paid $250,000 cash related to a covenant not to compete and issued a note payable for $750,000 under the same terms as the aforementioned Financing Agreement. Upon completion of the merger, Just Kiddie's founder and president became a director, President and Chief Executive Officer of Childrobics, Inc.

Note 20 - Subsequent Events - continued
The Company's new president signed a five year employment contract with the Company commencing on September 30, 1996 which, in addition to certain employee benefits, grants an annual salary of $250,000 and bonuses paid in Common Stock subject to the Company meeting certain performance goals.

Pursuant to the Merger Agreement, the Company acquired all of the assets of Just Kiddie. This acquisition may potentially subject the Company to a number of risks, including, but not limited to, diversion of management's attention, adverse effects on the Company's operating results and hiring of additional personnel and there can be no assurance that the Company can successfully integrate Just Kiddie into the Company without substantial costs, delays or other problems. There can be no assurance that the acquisition of Just Kiddie will prove beneficial to the Company.

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements


Options Granted to New Directors

On July 13, 1996 the Company approved the following options:

                  (a) Each of Messrs. Gunther and Fox were granted options, subject to shareholder approval, to purchase 100,000 shares of common stock of the Company, exercisable at $.10 per share, such options to vest in three installments, 50,000 of which shall vest on the date of election to the Board and the next two installments of 25,000 options to vest on the next two anniversaries thereof, provided, however all such options shall immediately vest under certain circumstances (The shares issuable upon exercise of such options are also subject to restriction on sale without the consent of the Company for a period of two years); and

                  (b) The Company agreed to grant to each of Messrs. Gunther and Fox, at a later date, subject to shareholder approval, options to purchase an additional 100,000 shares of common stock of the Company, exercisable at $.10 per share, such options to vest in three installments, 50,000 of which shall vest on the date of grant of such options and the next two installments of 25,000 options to vest on the next two anniversaries thereof, provided, however all such options shall immediately vest under certain circumstances (The shares issuable upon exercise of such options are also subject to restriction on sale without the consent of the Company for a period of two years).



Note  21 - Going Concern
The Company has a working capital deficit of $2,541,347 as of June 30, 1996. The Company's financial statements for the year ended June 30, 1996, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon its ability to generate sufficient cash from operations and financing activities. The Company's working capital deficit raises substantial doubt about the entity's ability to continue as a going concern. Management's viable plans include the following: (1) to generate additional financing through a $1,500,000 private placement of the Company's Common Stock, (2) to merge with Just Kiddie Rides, Inc., a profitable privately held company in the same industry which will complement and supplement the Company's continuing profitable operations, and
(3) to shut down or otherwise divest itself of unprofitable operations. Management believes that these plans can be effectively implemented in the next twelve months. There can be no assurances that management will be successful in these endeavors. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments that might result in the event the Company is unable to continue as a going concern.

153384-2

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CHILDROBICS, INC.



                                 By:     /s/  Gerard A. Reda
                                         Gerard A. Reda
                                         President and Chief Executive Officer


Date: October 15, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:



October 15, 1996                 /s/  Gerard A. Reda
                                      -------------------
                                      Gerard A. Reda
                                      President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)



October 15, 1996                 /s/  Michael P. Sable
                                      ---------------------
                                      Michael P. Sable
                                      Principal Accounting Officer



October 15, 1996                 /s/  Conrad J. Gunther, Jr.
                                      ---------------------------
                                      Conrad J. Gunther, Jr.
                                      Director



October 15, 1996                 /s/  Douglas B. Fox
                                      -------------------
                                      Douglas B. Fox
                                      Director