Form 10KSB/A
period 1996-06-30
CHILDROBICS INC
filed 1996-10-30
CIK 921685

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from ___________________ to _____________________

     Commission file number 0-25110

                                CHILDROBICS, INC.
                 (Name of small business issuer in its charter)


             New York                                    11-3163443
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


 200 Smith Street Farmingdale, New York                                 11735
(Address of principal executive offices)                              (Zip Code)


                                 (516) 694-0999
                (Issuer's Telephone Number, including Area Code)


           Securities registered pursuant to Section 12(b) of the Act

                                      None

           Securities registered pursuant to Section 12(g) of the Act

                              Title of Each Class:

                                      Units
                                  Common Stock
                                Class A Warrants


                            Page 1 of 13 Total Pages

                                Explanatory Note

     The Registrant, subsequent to the filing of its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, discovered certain cosmetic and typographical errors which were inadvertently omitted from the Financial Statements contained in Item 7 thereof, including text which was inadvertently omitted from the Notes to such Financial Statements. Such omissions do not affect the Results of Operations or any other numerical information disclosed in such Financial Statements and relate solely to the text of the Notes thereto.

     The undersigned Registrant therefore hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended June, 30, 1996 as set forth in the pages attached hereto to reflect such inadvertent omissions to Part IV of such Annual Report and to include the Part III information which was appropriately omitted therefrom:

     Item 7.  Financial Statements and Supplementary Data

     Item 9. Directors and Executive Officers; Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Item 10. Executive Compensation

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     Item 12. Certain Relationships and Related Transactions

     Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K Signatures

Item 7. Financial Statements and Supplementary Data

     The Company's consolidated financial statements and a related schedule are included on pages F-1 to F-22.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors and Executive Officers

Name                    Age      Position
----                    ---      --------

Gerard A. Reda          31       President, Chief Executive Officer and Director

Conrad J. Gunther       50       Treasurer and Director

Douglas B. Fox          49       Secretary and Director

Michael P. Sable        47       Controller


     Directors hold office until the next annual meeting of the Company's stockholders and until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Gerard A. Reda has been President and Chief Executive Officer and a director of the Company since September 30, 1996. Prior to his joining the Company, Mr. Reda had been Chairman, President and Chief Executive Officer of Just Kiddie Rides, Inc. ("Just Kiddie") since 1989.

Conrad J. Gunther has been a director of the Company since July 3, 1996. Since 1995, Mr. Gunther has worked as a business development manager and financial advisor with the Allied Group, a privately-owned insurance brokerage firm. He also served as Chief Operating Officer and Executive Vice President of North Fork Bancorporation, a publicly traded company, from 1989 to 1995.

Douglas B. Fox has been a director of the Company since July 3, 1996. Additionally, Mr. Fox has been employed with Landmark Communications, Inc. ("Landmark"), a multi-divisional media company, since 1994, and served as Chief Operating Officer-President of Publishing and Video Games of Landmark from June 1994 to November 1995. Mr. Fox joined Times Mirror, Inc., a newspaper group, in 1987 and served as Corporate Vice President-Marketing from October 1987 to May 1994 and as President and Chief Operating Officer of New York Newsday from September 1990 to October 1992.

Michael P. Sable has been Controller of the Company since February 1995 and Secretary since May 1995. Prior to that time, from September 1993 to February 1995, he was Vice President-Finance of Logitek, Inc., a defense contractor, from September 1992 to August 1993, he was controller of L.J. Simone, Inc., a shoe importer, and from July 1989 to July 1992, he was controller of IHC Services, Inc., an exporter of heavy equipment.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and greater-than-ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1996, all Section 16(a) filing requirements were compiled with.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the Chief Executive Officer and each executive officer whose compensation exceeded $100,000 during fiscal 1996 and fiscal 1995.

===========================================================================================================
                                         SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                                                                            Annual Compensation
-----------------------------------------------------------------------------------------------------------
                                                                      Bonus                Other Annual
Name and                                               Salary          ($)              Compensation(1)(2)
Principal Occupation                 Year               ($)            -0-                      ($)
===========================================================================================================
Salvatore Casaccio                   1996             150,000          -0-                      -0-
  Chief Executive                    1995             150,000          -0-                      -0-
  Officer
-----------------------------------------------------------------------------------------------------------
A. Joseph Melnick                    1996             150,000          -0-                      -0-
  President, Chief                   1995             150,000          -0-                      -0-
Operating
  Officer and Chief
Financial Officer
-----------------------------------------------------------------------------------------------------------
Richard Bartlett                     1996             150,000          -0-                      -0-
 Executive Vice                      1995             150,000          -0-                      -0-
 President
===========================================================================================================

(1) The named executive officers routinely received other benefits from the Company, the aggregate amounts of which during the years indicated did not exceed 10% of the salary and bonus set forth above.

(2) On July 3, 1996, the Company and all such officers named above entered into an Employment Termination and Option Termination Agreement, pursuant to which such officers agreed to terminate their employment with the Company in consideration for receiving certain cash, options, and in the case of two of such officers, certain assets of the Company. See "Certain Relationships and Related Transactions."


Employment Agreements and Consulting Agreements with Officers and Directors

     On September 30, 1996, in connection with the acquisition of Just Kiddie by the Company, the Company entered into an Employment Agreement with Gerard A. Reda, pursuant to which Mr. Reda agreed to serve as the Company's President and Chief Executive Officer for a term of five years commencing on September 30, 1996 (the "Commencement Date"). In addition to certain employee benefits, the Company agreed to pay Mr. Reda an annual salary of $250,000, subject to adjustment upon terms agreed upon by the Board and Mr. Reda, after the first anniversary of the Commencement Date. Mr. Reda shall also be granted options at the discretion of the Board based upon the performance of the Company and the performance of Mr. Reda. In addition, pursuant to the Employment Agreement, the Company elected Mr. Reda to serve as a member of the Board.

     On July 3, 1996, as compensation for joining the Board, the Company agreed to pay to each of Messrs. Conrad Gunther and Douglas Fox an annual retainer of $18,000 per year, $1,000 per formal Board meeting and $500 for each committee meeting of the Board, a consulting fee of $20,000, and agreed to grant 200,000 options, subject to shareholder approval, to Messrs. Gunther and Fox as described in "Stock Option Grants" below. On October 3, 1996, the Company entered into five-year consulting agreements with each of Messrs. Gunther and Fox (the "Consulting Agreements"), pursuant to which Messrs. Gunther and Fox agreed to waive the $18,000 annual retainer fee, agreed to accept $500 for all meetings of the Board and the committees and the Company agreed to pay each of Messrs. Gunther and Fox a monthly retainer of $2,500 plus expenses, agreed to grant, subject to shareholder approval, to each of Messrs. Gunther and Fox ten-year options to purchase 500,000 shares of Common Stock at an exercise price of $.10 per share and to pay each of Messrs. Gunther and Fox additional compensation in connection with special projects which may present themselves from time to time. Of such options, 100,000 of each vest on the date of grant and 100,000 of each vest on the next four anniversaries thereof, provided, however, all such options shall immediately vest under certain circumstances. The shares issuable upon exercise of such options are also subject to restriction on sale without the consent of the Company for a period of two years.

Stock Option Grants

     As compensation for agreeing to serve on the Board, the Company agreed to grant to each of Messrs. Gunther and Fox, subject to shareholder approval, options to purchase (i) 100,000 shares of common stock of the Company, exercisable at $.10 per share, such options to vest in three installments, 50,000 of which vested on July 3, 1996, the date of their respective election to the Board and the next two installments of 25,000 options to vest on the next two anniversaries thereof, provided, however all such options shall immediately vest under certain circumstances; and (ii) an additional 100,000 shares of common stock of the Company, exercisable at $.10 per share, such options to vest in three installments, 50,000 of which vested on October 3, 1996 and the next two installments of 25,000 options to vest on the next two anniversaries thereof, provided, however all such options shall immediately vest under certain circumstances. The shares issuable upon exercise of such options are also subject to restriction on sale without the consent of the Company for a period of two years.

     As set forth above, pursuant to the Consulting Agreements, on October 3, 1996, the Company agreed to grant to each of Messrs. Gunther and Fox, subject to shareholder approval, ten-year options to purchase 500,000 shares of Common Stock at an exercise price of $.10 per share. Of such options, 100,000 of each vest on the date of grant and 100,000 of each vest on the next four anniversaries thereof, provided, however, all such options shall immediately vest under certain circumstances. The shares issuable upon exercise of such options are also subject to restriction on sale without the consent of the Company for a period of two years.

     On July 3, 1996, the Company entered into an Employment Termination and Option Termination Agreement (the "Termination Agreement") with Salvatore Casaccio, the Company's former Chairman, former Chief Executive Officer and a former Director of the Company; A. Joseph Melnick, the Company's former President, former Chief Operating Officer, former Chief Financial Officer and a former Director of the Company; and Richard Bartlett, the Company's former Executive Vice President and a former Director of the Company (collectively, the "Former Officers"). Pursuant to the Termination Agreement, each of the Former Officers agreed to terminate their respective employment agreements with the Company, to resign as officers and Directors of the Company and to relinquish certain options previously granted to them by the Company, in exchange for which each of the Former Officers were granted, among other things, options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $.01 per share. See "Certain Relationships and Related Transactions."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of October 15, 1996 (on which date 10,555,000 shares of Common Stock were outstanding) with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company (iii) each executive Officer whose compensation exceeded $100,000 in the fiscal year ended June 30, 1996, and (iv) all directors and executive officers of the Company as a group (based upon information furnished by such persons).


                              Amount and Nature of
Name and Address              Beneficial Ownership           Percentage of Class
----------------              --------------------           -------------------

Gerard A. Reda (1)                 4,250,000                         40.3%


Conrad J. Gunther (1)                 -0- (2)                          --

Douglas Fox (1)                       -0- (2)                          --

Roger Pratt                          750,000                          7.1%
14 Straw Lane
Hicksville, NY 11801

Salvatore Casaccio                   699,122 (3)                      6.6%
64 Burton Avenue
Staten Island, NY 10309

A. Joseph Melnick                    660,000 (3)                      6.3%
85 Collyer Avenue
Staten Island, NY 10312

Richard Bartlett                     525,000 (3)                      5.0%
2 Sunnyfield Road
Hicksville, NY 11801

All Officers and Directors         4,250,000                         40.3%
  as a Group (3 persons)


(1) The address of such person is c/o the Company, 200 Smith Street, Farmingdale, New York 11735.

(2) Does not include options to purchase 700,000 shares of Common Stock, which the Company has agreed to grant, but which are subject to shareholder approval. See "Employment Agreements and Consulting Agreements with Officers and Directors."

(3) Includes 300,000 options granted in connection with the Termination Agreements. See "Certain Relationships and Related Transactions."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to an Agreement of Merger among Just Kiddie, Gerard Reda and the Company (the "Agreement of Merger"), Just Kiddie merged into Just Kiddie Acquisition Corp. (the "Acquisition Corp."), a wholly-owned subsidiary of the Company, on September 30, 1996 (the "Merger"). Pursuant to the Agreement of Merger, the Company agreed to issue an aggregate of 5,000,000 shares of Common Stock to the shareholders of Just Kiddie, promissory notes in the aggregate principal amount of $750,000, and a non-competition payment to Mr. Reda in the amount of $250,000 in exchange for all of the outstanding shares of common stock, without par value, of Just Kiddie ("Just Kiddie Common Stock"). Gerard A. Reda, who, prior to the Merger, was the owner of 85% of the outstanding Just Kiddie Common Stock, received, as consideration for the Just Kiddie Common Stock held by Mr. Reda, pursuant to the Agreement of Merger, 4,250,000 shares of Common Stock of the Company.

     Pursuant to the terms of the Termination Agreement, the Former Officers agreed to terminate their employment agreements with the Company, to resign as officers and Directors of the Company and to relinquish certain options previously granted to them by the Company, in exchange for which each of the Former Officers were entitled to receive $200,000 (plus reimbursement for certain expenses approximately $17,000 in the aggregate, and in the case of Mr. Bartlett, the repayment of loans previously made by Mr. Bartlett to the Company in the amount of $87,620) and each of the Former Officers were entitled to receive options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $.01 per share. At the closing of the Termination Agreement, $50,000 was paid to each of the Former Officers (plus the expense reimbursement and loan repayment referenced above) and the remainder of such obligations with respect to the payments to be made to the Former Officers were evidenced by notes issued by the Company in favor of each of the Former Officers in the original principal amount of $150,000, which are due one year from the closing of the Termination Agreement (subject to certain mandatory prepayments) and are secured by the assets of Group Coin Associates, Inc., a subsidiary of the Company. The Company has also agreed to use its best efforts to register the sale of the shares issuable upon exercise of such options, subject to certain restrictions on the sale of such shares by the Former Officers.

     In addition, pursuant to the terms of the Termination Agreement, at the closing thereof the Company transferred to Mr. Casaccio, all of the outstanding shares of stock of Bayridge Playrobics, Inc., Third Avenue Playrobics, Inc., and East Side Playrobics, Inc., the Company's subsidiaries which operate the Company's playcenters in Bayside, Brooklyn and Manhattan, New York, respectively.

     On September 30, 1996, the Company entered into the Second Amendment to the Termination Agreement (the "Second Amendment"), pursuant to which the Company agreed to transfer to Mr. Casaccio all of the assets and liabilities of the Company which are used in the operation of the Company's playcenter located at Avenue U, Brooklyn, New York, subject to consents to be obtained in connection therewith. In addition, pursuant to the Second Amendment, the Company also agreed to transfer to Messrs. Casaccio and Bartlett, the Company's stock in Fun Station USA of Staten Island, Inc. ("FSSI"), a company in which the Company has a 51% interest and which operates a playcenter in Staten Island, New York, subject to certain restrictions on transfer, and until such time as the Company is able to consummate such transfer, the Company granted a limited revocable proxy with respect to the shares of FSSI held by the Company to such individuals. Should the Company be unable to consummate such transfer, the Company intends to take action to otherwise dispose its interest in such playcenter.

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

          Consolidated Statements of Cash Flows for the years ended June 30, 1996 and 1995

          Notes to Consolidated Financial Statements

     (b)  Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

     (c)  Exhibits


     Exhibit                                                                             By Reference               No. in
      Number      Description                                                            from Document             Document
      ------      -----------                                                            -------------             --------
       3.0        Registrant's Certificate of Incorporation                                    A                      3.0

       3.1        Registrant's Amendment to its Certificate of
                  Incorporation, filed April 22, 1994                                          A                      3.1

       3.2        By-Laws                                                                      B                      3.2

       4.0        Specimen Copy of Common Stock Certificate                                    A                      4.0

       4.1        Form of Underwriter's Unit Purchase Option                                   A                      4.1

       4.2        Warrant Agreement between the Registrant and
                  American Stock Transfer & Trust Company and
                  Specimen Copy of class A Warrant Certificate                                 A                      4.2

       10.1       Bridge Loan Agreements, dated March 1994                                     A                     10.2

       10.2       Option Agreement, dated November 30, 1994,
                  between Explorations Acquisition Co. and
                  Explorations Holding Company, Inc.                                           C                       1

       10.3       Secured Promissory Note, dated November 30, 1994,
                  in the  principal   amount  of  $300,000  in  favor  of
                  Explorations Acquisition Co.                                                C                       2

       10.4       Financial Public Relations Consulting
                  Agreement, dated November 30, 1994, by and
                  between Childrobics, Inc. and Richard Rozzi                                 C                       3


       10.5       Asset Purchase Agreement, dated November 30,
                  1994, between Explorations Acquisition Co. and
                  Richard Rozzi                                                               C                       4


       10.6       Asset Purchase Agreement, dated March 3,
                  1995, between Group Coin Amusement Corp.
                  and Group Coin Associates, Inc.                                             D                       1


       10.7       Asset Purchase Agreement, dated March 3,
                  1995, between Replay Amusement Corp. and
                  Group Coin Associates, Inc.                                                 D                       2


       10.8       Asset Purchase Agreement, dated March 3,
                  1995, between Amusement Associates, Inc. and
                  Amusement Associates Distributing, Inc.                                     D                       3


       10.9       Asset Purchase Agreement, dated March 3,
                  1995, between Turnpike Distributing Corp. and
                  Turnpike Amusement Distributing, Inc.                                       D                       4


      10.10       Asset Purchase Agreement, dated March 3,
                  1995, between Medford Amusement Corp. and
                  Kid's Kingdom Amusement, Inc.                                               D                       5


      10.11       Asset Purchase Agreement, dated April 3, 1995,
                  between FZL and Fun Zones of Lynbrook, Inc.                                  E                     10.13


      10.12       Asset Purchase Agreement, dated June 26, 1995,
                  between Tunnels & Tubes For Fun, Inc. and
                  Tunnels & Tubes, Inc.                                                        E                     10.14


      10.13       Employment Termination and Option
                  Termination Agreement, dated July 3, 1996,
                  among Salvatore Casaccio, A. Joseph Melnick,
                  Richard Bartlett and the Company                                             F                       1

      10.14       Merger Agreement, dated September 30, 1996,
                  among Just Kiddie Rides, Inc., Gerard A. Reda,
                  Just Kiddie Acquisition Corp., and Childrobics, Inc.                         G                       1


      10.15       Employment Agreement, dated September 30,
                  1996, between Childrobics, Inc. and Gerard A.
                  Reda                                                                         G                       2


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

----------

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

G    Form 8-K Current Report dated September 25, 1996

(d) Reports on Form 8-K

     1. The Company filed a Current Report on Form 8-K having a report date of July 3, 1996.

     2. The Company filed a Current Report on Form 8-K having a report date of September 25, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHILDROBICS, INC.
                                       (Registrant)


Dated: October 30, 1996                By:  /s/Gerard A. Reda
                                           ------------------
                                           Gerard A. Reda
                                           President and Chief Executive Officer

                       CHILDROBICS, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----
Report of Independent Accounts............................................F-2

Consolidated Financial Statements:

     Consolidated Balance Sheet - June 30, 1996...........................F-3

     Consolidated Statements of Operations -
       Years Ended June 30, 1996 and 1995.................................F-4

     Consolidated Statements of Shareholders -
       Year Ended June 30, 1996...........................................F-5

     Consolidated Statements of Cash Flow -
       Years Ended June 30, 1996 and 1995.................................F-6

     Notes to Consolidated Financial Statements...........................F-8

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

     The accompanying consolidated financial statements have been prepared assuming that Childrobics, Inc. will continue as a going concern. As discussed in Note 21 to the consolidated financial statements, the Company has insufficient cash resources and negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       MOORE STEPHENS, P.C.


Certified Public Accountants
Cranford, New Jersey
October 14, 1996

                               Childrobics, Inc.,
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                                       June 30,
                                                                         1996
                                                                         ----
ASSETS:
Cash and cash equivalents                                             $     --
Certificate of deposit - restricted                                     100,000
Accounts receivable, net of allowance for doubtful
  accounts of $650,297                                                  114,676
Inventory                                                               234,866
Prepaid expenses                                                         39,088
Net assets of discontinued operations                                   525,000
                                                                     ----------
  Total current assets                                                1,013,630

Property and equipment - Net                                          3,491,235
Other                                                                   111,778
                                                                     ----------
  Total assets                                                       $4,616,643
                                                                     ==========

LIABILITIES:
Accounts payable                                                     $1,296,346
Accrued expenses                                                      1,392,821
Short term line of credit                                               163,798
Notes payable                                                           607,352
Current portion of capitalized leases                                     7,040
Due to former officer                                                    87,620
                                                                     ----------
  Total current liabilities                                           3,554,977

LONG-TERM LIABILITIES:
Notes payable                                                            30,671
Capitalized lease                                                         8,595
                                                                     ----------
  Total long-term liabilities                                            39,266

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value, 25,000,000 shares
  authorized, 5,355,000 issued and outstanding                           53,550
Additional paid-in capital                                           12,820,405
Retained deficit                                                    (11,851,555)
                                                                     ----------
  Total shareholders' equity                                          1,022,400
                                                                     ----------
  Total liabilities and shareholders equity                          $4,616,643
                                                                     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Childrobics, Inc.,
                                and Subsidiaries
                      Consolidated Statements of Operations
                           For the Twelve Months Ended

                                                     June 30,        June 30,
                                                       1996            1995

REVENUES:
Video & arcade                                     $  1,672,340    $    397,032
Sales of equipment and rides                          5,507,618       1,577,909
                                                   ------------    ------------
  Total revenues                                      7,179,958       1,974,941
                                                   ------------    ------------
COST OF SALES:
Video & arcade                                        1,203,018         297,805
Cost of equipment and rides                           5,267,916       1,329,464
                                                   ------------    ------------
  Total cost of sales                                 6,470,934       1,627,269
                                                   ------------    ------------
  Gross profit                                          709,024         347,672
EXPENSES:
Selling, general and
  administrative expenses                             2,294,655         868,775
Officers' compensation                                2,478,500         537,361
Bad debt expense                                        653,292          14,361
                                                   ------------    ------------
  Operating loss                                     (4,717,423)     (1,072,825)
Interest and financing expenses                          65,848          31,239
Interest income                                            --          (314,294)
                                                   ------------    ------------
  Total interest and financing expenses                  65,848        (283,055)
                                                   ------------    ------------

  Loss from continuing operations                    (4,783,271)       (789,770)
Discontinued operations:
  Loss from discontinued operations                  (1,546,862)       (576,450)
  Loss on disposal of discontinued operations        (3,543,026)           --
                                                   ------------    ------------
Loss from discontinued operations                    (5,089,888)       (576,450)
                                                   ------------    ------------

  Net  loss                                          (9,873,159)     (1,366,220)
Retained deficit:
  Beginning of period                                (1,978,396)       (612,176)
                                                   ------------    ------------

  End of period                                    ($11,851,555)   ($ 1,978,396)
                                                   ============    ============
PER SHARE DATA
Loss from continuing operations                          ($1.04)         ($0.20)
Loss from discontinued operations                         (1.10)          (0.15)
                                                         ------          ------
Net loss                                                 ($2.14)         ($0.35)
                                                        =======         =======
Weighted average number of shares used                4,620,753       3,957,287
                                                      =========       =========


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

                                                          CHILDROBICS, INC.
                                                          and Subsidiaries
                                           Consolidated Statement of Shareholders' Equity
                                                 For the Period Ended June 30, 1996

                                                         Common Stock                                                      Total
                                                  ------------------------            Paid-In          Retained        Shareholders'
                                                  Shares            Amount            Capital           Deficit            Equity
                                                  ------            ------            -------           -------            ------
Beginning balances,
 July 1 1994                                    3,850,000       $     38,500       $ 10,128,830      ($   612,176)      $ 9,555,154

Issuance pursuant to Asset
  Purchase Agreement -
  March 2, 1995                                   375,000              3,750            699,375                        $    703,125

Issuance pursuant to Asset
  Purchase Agreement -
  April 3, 1995                                    65,000                650            104,975                        $    105,625

Issuance pursuant to Asset
  Purchase Agreement -
  June 26, 1995                                    65,000                650             56,225                        $     56,875

Net loss - 1995                                                                                       (1,366,220)      ($ 1,366,220)
                                             ------------       ------------       ------------      ------------       ------------

Balances, June 30, 1995                         4,355,000             43,550         10,989,405        (1,978,396)        9,054,559

Sale of common stock,
  March 28, 1996                                1,000,000             10,000            490,000                             500,000

Employment and Option
  Termination Agreement                                                               1,341,000                           1,341,000
  dated July 3, 1996

Net loss - 1996                                                                                        (9,873,159)       (9,873,159)
                                             ------------       ------------       ------------      ------------       ------------

  Balances, June 30, 1996                       5,355,000       $     53,550       $ 12,820,405      $(11,851,555)      $ 1,022,400
                                             ============       ============       ============      ============       ============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                CHILDROBICS, INC.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                           For the Twelve Months Ended

                                                           June 30,        June 30,
                                                             1996           1995
                                                             ----           ----
OPERATING ACTIVITIES:
Net loss from continuing operations                     ($4,783,271)   $  (789,770)
Adjustments to reconcile net loss to net
 cash provided (used) by operating
 activities:
Options issued as part of Employment and
  Option Termination Agreement                            1,341,000           --
Depreciation and amortization                               719,525        133,592
Bad debts                                                   653,292         14,361
Changes in assets and liabilities:
Accounts receivable                                        (138,560)      (643,769)
Inventory                                                   931,876     (1,166,742)
Prepaid expenses                                             25,675        (61,013)
Accounts payable and accrued expenses                     1,613,300        981,906
Other                                                       (13,995)        11,195
                                                        -----------    -----------
Net cash provided (used) by continuing operations           348,842     (1,520,240)
                                                        -----------    -----------
Discontinued operations:
Net loss from discontinued operations                    (1,546,862)      (576,450)
Adjustments to reconcile net loss to net
 cash provided  (used) by  discontinued operations:
   Changes in net assets, liabilities and losses          4,699,460     (5,224,460)
Estimated loss on disposal of discontinued operations    (3,543,026)          --
                                                        -----------    -----------
Net cash used by discontinued operations                   (390,428)    (5,800,910)
INVESTING ACTIVITIES:
Operating assets of businesses acquired- cash paid             --       (1,600,000)
Sales of (investments in) marketable securities                --        7,856,365
Investment in certificate of deposit- restricted           (100,000)          --
Purchases of property and equipment                        (639,827)      (218,600)
Expenditures for (disposition of) other assets               63,866
                                                                       -----------
Net cash provided by (used in) investing activities        (675,961)     6,037,765
                                                        -----------    -----------
FINANCING ACTIVITIES:
Proceeds of short term line of credit                       200,000           --
Repayment of short term line of credit                      (36,202)          --
Proceeds from former officer                                 87,620           --
Issuance of common stock                                    500,000           --
Repayment of capitalized lease                               (5,838)          --
Repayment of notes payable                                 (202,294)          --
                                                        -----------    -----------
Net cash provided by (used in) financing activities         543,286              0
                                                        -----------    -----------
Decrease in cash balances                                  (174,261)    (1,283,385)
Cash, beginning of period                                   174,261      1,457,646
                                                        -----------    -----------
Cash, end of period                                              $0    $   174,261
                                                                       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CHILDROBICS, INC.
                                and Subsidiaries
                Consolidated Statements of Cash Flows- continued
                           For the Twelve Months Ended

                                                        June 30,      June 30,
                                                          1996         1995
                                                          ----         ----
Supplemental Disclosures:
Cash paid during the period for:
  Interest                                            $    65,848   $    36,653
                                                                    ===========

  Income taxes                                        $      --     $      --
                                                      ===========   ===========


Notes payable disclosure:
The Company issued notes payable in
 fiscal 1996 pursuant to the purchase of
 property and equipment as follows:
   Cost of property and equipment                     $   844,144   $      --

   Cash paid                                                 --
                                                      -----------   -----------
   Liability under note payable                       $   844,144   $         0
                                                      ===========   ===========


Capitalized lease disclosure:
The Company entered into two capital lease
 obligations in fiscal 1995 and one lease
 in fiscal 1996 for the purchase of
 property and equipment as follows:
  Cost of property and equipment                      $     3,827   $    17,646

  Cash paid
                                                      -----------   -----------
  Liability under capitalized lease                   $     3,827   $    17,646
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

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 1 - Description of Business, Certain Considerations relating to the Business and Summary of Significant Accounting Policies

Description of Business

Childrobics, Inc. (the "Company"), is engaged in the children's recreation and entertainment business. The Company operates several complementary businesses which service the recreation and entertainment industry as a distributor of amusements games, rides and redemption items, a manufacturer which designs and assembles softplay structures and an operator of video and arcade games at non-company owned facilities. Businesses in the United States serving the children's market are characterized by intense and substantial direct competition. Although the market is generally fragmented, certain of the companies with which the Company competes are substantially larger and have substantially greater resources, especially in marketing and sales, than the Company. It is also likely that other competitors will emerge in the future. Through June 30, 1996 the Company also owned and operated indoor and indoor/outdoor recreation and entertainment centers ("Playcenters") through its subsidiaries and was a franchisor of Playcenters throughout the U.S. In the first quarter of fiscal 1997, the Company disposed of substantially all of its recreational Playcenters and in the fourth quarter of 1996 closed its franchising operation. See Note 4.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all its subsidiaries through June 30, 1996. The Company owned approximately 51% of two Florida companies, one of which also owns 100% of another Florida company. In December 1995, the Company acquired an 80% interest in another Playcenter located in Florida. In September 1995, the Company purchased approximately 51% of a Playcenter in Staten Island, N.Y. All other subsidiaries are 100% owned by the Company. In the first quarter of 1997, the Company disposed of substantially all of its recreational Playcenters and in the fourth quarter of 1996 closed its franchising operation and accounted for these entities as discontinued operations in its June 30, 1996 financial statements.

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

Inventories

Inventories are carried at the lower of cost (on a first-in first-out basis) or market.

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

Other Assets

Organization costs are amortized over five years under the straight-line method.

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

Stock Options and Similar Equity Instruments Issued to Employees

The Company uses the intrinsic value method to recognize cost in accordance with Accounting Principles Board No. 25 (Accounting for Stock Issued to Employees).

Note  2 - Acquisitions

Explorations

In November 1994, the Company acquired approximately 51% of Explorations Franchise Group, Inc.("EFG"), SJB Investments Corp ("SJB"), and SJB's 100% owned subsidiary, Explorations Entertainment Group, Inc. ("EEG"), collectively known as "Explorations". Explorations operates a Playcenter and franchises other Playcenters on a national basis. Such majority interest was acquired for $300,000 plus acquisition costs and the Company advanced an additional $300,000 in the form of non- interest bearing notes payable at acquisition date. In December 1995, the Company acquired an 80% interest in another Playcenter for a nominal consideration in Boynton Beach, Fl ("Boynton"). In the fourth quarter of fiscal 1996, the Company shut down EFG, and in the first quarter of fiscal 1997 signed a letter of intent to sell its majority interest in the remaining Florida operations, SJB, EEG, and Boynton, to the management of Explorations.
Explorations  is accounted for as a  discontinued  operation in fiscal 1996. See
Note 4.

Group  Coin and Affiliates

In March 1995, the Company acquired substantially all of the assets of Group Coin, Replay Amusement Corp., Amusement Associates, Turnpike and Medford Amusement Corp, now Kids Kingdom. The purchase price of the acquisition was paid with $1,500,000 of cash, the issuance of 375,000 of common stock at $1.875 per share and the assumption of $200,000 of liabilities related to the purchase of Medford Amusement Corp. Included in the $1,500,000 of cash was $1,435,000 for the acquisition of video, arcade and redemption equipment recorded as fixed assets, $25,000 related to covenants not to compete and $40,000 for inventory. The Company may have to issue additional shares depending upon the market price of the Company's common stock two years after the closing date of the purchase. Certain restrictions apply to the transfer or sale of the common stock issued and the Company has made certain pledges related to the registration of these shares. The Company's Kids Kingdom Playcenter located in Medford, N.Y. was sold in the first quarter of fiscal 1997 and is accounted for as a discontinued operation in fiscal 1996. See Note 4.

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

Tunnels & Tubes, Inc.

In June 1995, the Company acquired all of the assets of Tunnels & Tubes for Fun, Inc. The purchase price of the acquisition, paid in cash, was $100,000 for the business, $70,000 for certain sales contracts, inventory, a covenant not to compete and a $6,875 for a security deposit. The Company issued 65,000 shares of common stock related to the acquisition and may have to issue additional shares depending upon the market price of the Company's Common Stock two years after the closing date of the purchase . Certain restrictions apply to the transfer or sale of the common stock issued and the Company has made certain pledges related to the registration of these shares. See Note 3.

Whitey Ford's Grand Slam  of Staten Island, Inc.

In July 1995, the Company agreed to purchase a 51% interest in Whitey Ford's of Staten Island, Inc., a Playcenter located in Staten Island, N.Y. for $500,000 ($300,000 in cash and notes for the acquisition and the Company also agreed to invest $200,000 to be used for the renovation and expansion of the existing facility). The Company borrowed an additional $300,000 from a financial institution to purchase additional rides and games. The Company entered into an agreement to transfer its interest in this Playcenter in the first quarter of fiscal 1997 and is accounted for as a discontinued operation in fiscal 1996 and the outstanding debt associated with this transaction will be assumed by the acquiring entity. See Note 4.

Note  3 - Related Party Transactions

In April 1995, the Company acquired all of the assets of FZL Inc., a Playcenter located in Lynbrook, N.Y. A former Officer and Director of the Company held a partial interest in the company from which the assets were acquired. This Playcenter was disposed of in the first quarter of fiscal 1997. See Notes 2 and 4.

In June 1995, the company acquired all of the assets of Tunnels & Tubes for Fun, Inc. The same former Officer and Director owned 100% of this company from which the assets were acquired. See Note 2.

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note  4 - Discontinued Operations

Franchise Operation

In the fourth quarter of 1996, the Company shut down Explorations Franchise Group in which it also owned approximately 51% of the outstanding shares. Sales of these operations were $151,585 and $124,379 for the twelve months ended June 30, 1996 and 1995, respectively.

Playcenters

As part of the Employment and Option Termination Agreement (See Note 13) the Company's former Chief Executive Officer received the common stock in the Playcenters located in Brooklyn, N.Y., Bayside, N.Y., New York, N.Y. and the assets of its original Playcenter in Brooklyn, N.Y. In addition, the Company's former Executive Vice President, in conjunction with the Company's former Chief Executive Officer, will receive the Company's 51% interest in the Playcenter located in Staten Island, N.Y. Each officer will receive these assets free of charge, however, all liabilities, with the exception of liabilities owed to other Childrobics subsidiaries, will be assumed in the transaction by the Officers. Sales of these operations were $2,184,932 and $1,242,281 for the twelve months ended June 30, 1996 and 1995, respectively.

On September 25, 1996, the Company sold to an investor the stock in its Playcenters located in Danbury, Ct. for $350,000, Medford, N.Y. for $400,000 and Lynbrook, N.Y. for $325,000. The Company received cash at closing of $60,000 and notes receivable for $490,000 payable to the Company after closing: (1) $115,000 in 30 days; (2) $75,000 in six months; (3) $25,000 in nine months; (4) $75,000 in twelve months,  and (5) $200,000 in two years. The Company will also receive,
(1) within six months of the closing, at the sole discretion of the buyer, either $100,000 by delivery of 25,000 shares of restricted stock of the buyer or $25,000 in cash; and (2) within twelve months of the closing, at the sole discretion of the buyer, either $100,000 by delivery of 25,000 shares of restricted stock of the buyer or $50,000 in cash. The buyer has also agreed to assume the following debt for each of the respective Playcenters: (1) $150,000 for Lynbrook, N.Y., (2) $50,000 for Danbury, Ct., and (3) 250,000 for Medford, N.Y. Sales of these operations were $2,803,306 and $477,745 for the twelve months ended June 30, 1996 and 1995, respectively. As part of the sale of these Playcenters, the buyer signed a five year contract for the Company's subsidiary, Group Coin Associates, to be the sole operator of video and arcade games in these three Playcenters.

In the fourth quarter of fiscal 1996 the Company shut down EFG. As set forth in the letter of intent which the Company signed in the first quarter of fiscal 1997, the Company agreed to sell its majority interest in the remaining Florida operations, SJB, EEG, and Boynton, to the management of Explorations. Explorations is accounted for as a discontinued operation in fiscal 1996. Sales of these operations were $639,637 and $236,923 for the twelve months ended June 30, 1996 and 1995, respectively. See Note 4.

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note  4 - Discontinued Operations  - continued

Summarized net assets, sales and results of operations for all discontinued operations are as follows:

                                                                        1996
                                                                        ----
  Net assets of discontinued operations
    (Primarily Notes Receivable)                                     $  525,000
  Revenues                                                           $5,779,460
  Loss from discontinued operations                                 ($1,546,862)

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

Note 5 - Inventory

Inventory consisted of the following items as of June 30,

                                   1996
                                   ----
Equipment                        $224,866
Parts                              10,000
                                 --------
Total                            $234,866
                                 ========

In fiscal 1996, the Company charged to operations approximately $ 273,640 to provide for obsolescence and net realizable issues related to its equipment inventory.

Note 6 -  Property and Equipment

Property and equipment consisted of the following at June 30,

                                  1996
                                  ----
Equipment                      $4,061,038
Leasehold improvements             35,381
Machinery                          26,912
Furniture and fixtures            177,774
                               ----------
sub-total                       4,301,105
Accumulated depreciation         (809,870)
                               ----------
Net property and equipment     $3,491,235
                               ==========

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 7 - Other Assets

Other assets consisted of the following at June 30,

                                                                    1996
                                                                    ----
Security and other deposits                                       $33,431
Organization costs                                                 78,347
                                                                 --------
Total Other Assets                                               $111,778
                                                                 ========

Note 8 -  Accrued Liabilities

Accrued liabilities consisted of the following at June 30,

                                                                    1996
                                                                    ----
Termination pay                                                  $687,500
Professional fees                                                 396,168
Rent                                                               72,562
Insurance                                                          63,707
Claims                                                             49,856
Payroll and taxes                                                  49,126
Other                                                              73,902
                                                               ----------
           Total Accrued Liabilities                           $1,392,821
                                                               ==========


Note 9 - Revolving Credit Agreement

In July 1995, the Company obtained a $200,000 revolving line of credit from a bank which requires the Company to maintain a deposit of $100,000 with the bank for the duration of the agreement as collateral securing the line of credit. Such line of credit provides for interest at 1% above the prime lending rate of the bank. The weighted average interest rate for the twelve months ended June 30, 1996 was 9.25%.

Note 10 - Notes Payable

Notes payable was comprised of the following:

                                                                  1996
                                                                  ----
Betson Equipment                                                $224,026
Firestone Financial                                              413,997
                                                                 -------
Total  debt                                                      638,023
Less:  current maturities                                       (607,352)
                                                                 -------
Total long term debt                                             $30,671

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 10 - Notes Payable -continued

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

Note 11- Capital Leases

The Company entered into an equipment lease which give it the right to purchase the item for $1 at the termination of the lease. Depreciation recorded on such lease was $3,525 for twelve months ended June 30, 1996 and 1995. Amounts due under the lease are as follows:

1997                                    $9,556

1998                                     8,820

1999                                       735
                                        ------
   sub-total                            19,111

Less:  amounts representing interest    (3,476)
                                       -------
   Total                               $15,635

Note 12 - Fair Value of Financial Instruments

Effective June 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash and cash equivalents, trade receivables and payables, it was estimated that the carrying amount approximated fair value because of the near term maturities of such obligations. It is not practicable to estimate a fair value for the Company's long-term debt as the Company cannot currently obtain conventional financing. See Note 20.

The Company does not believe it is practicable to estimate the fair value of the guarantee and does not believe exposure to loss is likely. See Note 13.

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

1997              $84,583

1998               57,500
                 --------
Total            $142,083
                 ========



The Company is contingently liable in the amount of $1,720,860 for the remaining lease payments for the Danbury, Ct Playcenter which was sold in the first quarter of 1997 and is shown as a discontinued operation. In addition, the Company is liable to the remaining lease payments for the Funnyone, Stafer Island. Such amount is approximately $1,500,000. This Playcenter was disposed of during the first quarter of 1997. All other leases pertaining to discontinued operations have been assumed by the acquiring entities.

Employment Agreements

In September 1995, the Company entered into employment agreements with three officers and directors (the "Officers"). Such agreements were to expire July 10, 2000. The annual salaries under the agreements for each Officer were $150,000 and annual bonuses equal to 50 percent of the salary provided under their respective agreements. Bonuses for the previous two years, amounting to $400,000, have been accrued but remain unpaid.

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

The Company is involved in legal proceedings from time to time involving alleged personal injury which are generally considered routine and incidental to its business. The Company believes that legal proceedings presently pending are adequately covered by insurance and any potential liability in connection with these proceedings will not have a material adverse effect on the financial condition and results of operations and cash flows of the Company. If a claim was partially or completely uninsured, if successful and of sufficient magnitude, such claim may have a material adverse effect on the Company and its financial condition.

The Company is also involved in other legal proceedings which are considered routine and incidental to its business. The Company believes that the legal proceedings which are presently pending have no potentia liability which would have a material adverse effect on the financial condition and results of operations and cash flows of the Company.

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

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 13 - Commitments and Contingencies - continued

Tax Defaults

The Company has not paid quarterly New York State sales tax in the last two quarters in the aggregate amount of approximately $175,000 (which has been recorded by the Company but has not been paid), although the Company has entered into negotiations with the State of New York to resolve the outstanding liabilities. In addition, the Company and its subsidiaries have failed to file
(i) a New York City Rent Tax Return with respect to one of its subsidiaries located in New York, New York, which was due June 20, 1996, in the amount of approximately $10,000, which liability was assumed by the Company's former Chief Executive Officer (ii) Florida State Personal Property Tax returns with respect to the Company's subsidiaries located in Florida which were due in December 1995, and (iii) a New York State estimated quarterly franchise tax return for the quarter ended June 30, 1996 in the amount of $6,150. The Company's June 1995 New York State Franchise Tax payment in the amount of $9,966 was returned by the State of New York due to an error by the State. The Company may also be subject to certain fines and penalties with respect to such unpaid taxes which could have a material adverse effect on the Company.

As action was commenced against the Company as maker of a series of promissory notes in the amount of $200,000 (which has been recorded by the Company but has not been paid) related to one of its discontinued operations. Acceleration of the total amount due of $200,000 has been requested by plaintiff and accrued unpaid interest of approximately $9,000 and court costs. The Company is presently negotiating a settlement with plaintiff. However, resolution has not been reached as of October 14, 1996.

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

On March 26, 1996, the Company completed a private offering of 1,000,000 units, each unit consisting of one share of Common Stock, one Class C Common Stock Purchase Warrant and one Class D Common Stock Purchase Warrant, from which the Company derived gross proceeds of $500,000. Each Class C Warrant and Class D Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $.70 and $.90 per share, respectively. The principal purpose of the offering was to raise working capital. The securities offered have not been registered under the Securities Act of 1933 or any applicable state securities laws.

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

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

Note 18 - New Authoritative Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As the Company's remaining property and equipment relates to its profitable operations the Company does not believe that SFAS No. 121 will have any material adverse effect on the Company's financial statements.

The FASB has also issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements beginning after December 15, 1995. The Company

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 18 - New Authoritative Pronouncements - continued

adopted the disclosure requirements on July 1, 1996. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995.

Note  19 - Segment Data

The following data includes that of non-affiliated continuing operations as June 30:

                         Video &             Equipment
                          Arcade              Sales                Corporate            Eliminations             Consolidated
                          ------              -----                ---------            ------------             ------------
Revenue
1996                  $1,672,340           $5,507,618           $          -            $          -               $7,179,958
                      ==========           ==========           ============            ============               ==========

1995                     397,032            1,577,909           $          -            $          -                1,974,941
                      ==========           ==========           ============            ============               ==========

Income (Loss)
1996                      90,186             (618,250)           (4,235,207)                (20,000)              (4,783,271)
                      ==========           ==========           ============            ============               ==========

1995                       7,265               95,728              (892,763)                       -                (789,770)
                      ==========           ==========           ============            ============               ==========

Identifiable
Assets
1996                   6,213,717            5,579,058            21,175,611             (28,351,743)                4,616,643
                      ==========           ==========           ============            ============               ==========

1995                   2,930,023            3,677,802                39,831              (3,168,557)                3,479,099
                      ==========           ==========           ============            ============               ==========

Depreciation
      &
Amortization
1996                     674,696                7,392                37,437                      -                    719,525
                      ==========           ==========           ============            ============               ==========

1995                     130,347                3,245                     -                      -                    133,592
                      ==========           ==========           ============            ============               ==========

Capital
Expenditures
1996                     574,789               47,410                17,628                      -                    639,827
                      ==========           ==========           ============            ============               ==========

1995                     $85,278              $40,517               $92,805                      -                   $218,600
                      ==========           ==========           ============            ============               ==========

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 20 - Subsequent Events

Financing Agreement

On September 30, 1996, the Company entered into a Financing Agreement (the "Financing Agreement") with three financial institutions (the "Lender") pursuant to which the Lender agreed to provide the Company with financing in the amount of $1,500,000. In exchange for such financing the Company granted to the Lender, for nominal consideration, warrants (the "Financing Warrants") representing the right to purchase 5,000,000 shares of Common Stock for $100. On October 4, 1996 the Lender exercised the Financing Warrants. The Company paid a $15,000 processing fee, agreed to certain covenants such as prepayment penalties and agreed to register the underlying shares pursuant to a pre-established time table. Terms of the Financing Agreement were a five year note, payable with interest only at 12% annually for the first two years and principal and interest thereafter through maturity. In accordance with Accounting Principles Board No. 14- Accounting for Convertible Debt and Debt Issues with Stock Purchase Warrants, the Company will record a debt discount of over $1 million, which will be amortized to interest expense over the life of the loan, which will significantly increase the Company's effective cost of capital.

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

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 20 - Subsequent Events - continued

Options Granted to New Directors

On July 3, 1996 the Company approved the following options:

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

Note  21 - Going Concern

The Company has a working capital deficit of $2,541,347 as of June 30, 1996. The Company's financial statements for the year ended June 30, 1996, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon its ability to generate sufficient cash from operations and financing activities. The Company's working capital deficit raises substantial doubt about the entity's ability to continue as a going concern. Management's plans include the following: (1) to generate additional financing through a $1,500,000 private placement of the Company's Common Stock (See Note 20), (2) to merge with Just Kiddie Rides, Inc., a profitable privately held company in the same industry which will complement and supplement the Company's continuing profitable operations (See Note 20), and (3) to shut down or otherwise divest itself of unprofitable operations. Management believes that these plans can be effectively implemented in the next twelve months. There can be no assurances that management will be successful in these endeavors. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments that might result in the event the Company is unable to continue as a going concern.