Form 10QSB
period 1996-09-30
CHILDROBICS INC
filed 1996-12-23
CIK 921685

CONFORMED

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                                    FORM 10-QSB

(Mark One)
[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended
                                                        or
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from    July 1, 1996       to     September 30, 1996
                               ---------------------    ----------------------

Commission File Number:                       0-25110


                                CHILDROBICS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            New York                                 11-3163443
------------------------------          ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


                 1745 Express Drive North, Hauppauge, N.Y. 11788
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (516)-694-0999
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No .

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date. As of December 23, 1996, 15,555,001 shares of the issuer's Common Stock were outstanding.

             Transitional Small Business Disclosure Format: Yes No X

                                CHILDROBICS, INC.

                                Table of Contents
                                                                                            Page

PART I - FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Balance Sheet for the period ended September 30, 1996                          3

Consolidated Statements of Operations for the Three Months Ended
   September 30, 1996 and 1995                                                              4

Consolidated Statements of Shareholder's Equity for the Period
  Ended September 30, 1996                                                                  5

Consolidated Statements of Cash Flows for the Three Months Ended
   September 30, 1996 and 1995                                                              6

Notes to the Consolidated Financial Statements                                              8

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations.                                                              14

Part II - Other Information

Item 5 - Other Information                                                                 18

Item 6 - Exhibits and Reports on Form 8-K                                                  18

Signatures                                                                                 19

                               Childrobics, Inc.,
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                               September 30,
                                                                       1996
                                                                      ------
                                                                 (Unaudited)
ASSETS:
Cash and cash equivalents                                         $1,402,111
Restricted cash                                                      100,000
Accounts receivable, net of allowance for doubtful
  accounts of $665,584                                               738,964
Due from officer                                                      63,362
Inventory                                                            156,696
Prepaid expenses                                                      66,556
Assets of discontinued operations                                    411,494
                                                                  ----------
  Total current assets                                             2,939,183
                                                                ------------
Property and equipment                                             6,438,117
                                                                ------------
Other assets:
Deferred debt expense                                              2,615,625
Goodwill                                                           2,563,233
Covenant not to compete                                              250,000
Other                                                                174,384
                                                                 -----------
  Total other assets                                               5,603,242
                                                                ------------
  Total assets                                                   $14,980,542
                                                                ============

LIABILITIES:
Accounts payable                                                  $1,306,990
Accrued expenses                                                   2,145,416
Due to former officer                                                 87,620
Revolving line of credit                                             157,961
Capitalized lease obligation                                          14,110
Current portion of notes payable                                   3,084,633
                                                                   ---------
  Total current liabilities                                        6,796,730

LONG-TERM LIABILITIES:
  Long-term debt                                                   2,250,000
                                                                ------------

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value, 25,000,000 shares
  authorized; 15,355,000- issued and outstanding                     153,550
Additional paid-in capital                                        17,932,405
Retained deficit                                                 (12,152,143)
                                                                ------------
  Total shareholders' equity                                       5,933,812
                                                                ------------
  Total liabilities and shareholders equity                      $14,980,542
                                                                ============




The accompanying notes are an integral part of these consolidated financial statements.

                               Childrobics, Inc.,
                                and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended
                                                                September 30,
                                                    ----------------------------------
                                                       1996                       1995
                                                    --------                   -------
REVENUES:
Video & arcade                                      $475,256                   $311,879
Equipment & rides                                    206,113                  2,054,449
                                                   ---------                -----------
  Total revenues                                     681,369                  2,366,328
                                                   ---------                -----------
COST OF SALES:
Video & arcade                                       208,056                    113,459
Equipment & rides                                    338,111                  1,799,869
                                                   ---------                -----------
  Total cost of sales                                546,167                  1,913,328
                                                   ---------                -----------
  Gross profit                                       135,202                    453,000
EXPENSES:
Selling, general and administrative expenses         423,168                    597,500
                                                   ---------                -----------
  Operating loss                                    (287,966)                  (144,500)
Interest and financing expenses (income)              12,622                     (5,460)
                                                   ---------                -----------
  Loss from continuing operations                   (300,588)                  (139,040)
  Loss from discontinued operations                       -                   (233,315)
                                                   ---------                  ---------
  Net loss                                          (300,588)                  (372,355)
Retained deficit:
  Beginning of period                            (11,851,555)                (1,978,396)
                                                ------------                -----------
  End of period                                 ($12,152,143)               ($2,350,751)
                                               =============               ============
PER SHARE DATA:
Loss from continuing operations                       ($0.06)                    ($0.03)
Loss from discontinued operations                          -                      (0.06)
                                                    --------                     ------
Net loss                                               $0.06                     ($0.09)
                                                       =====                    =======
Weighted average number of shares                 5,410,555                   4,290,000
                                                  ==========                  =========

     The accompanying notes are an integral part of these consolidated financial statements.

                                CHILDROBICS, INC.
                                and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                     For the Period Ended September 30, 1996



                                                  Common Stock                                                          Total
                                        -----------------------------          Paid-In            Retained           Shareholders'
                                          Shares              Amount           Capital             Deficit              Equity
                                        -----------          --------         ---------           ---------          -------------
Beginning balance -
 July 1, 1995                             4,355,000           $43,550        $10,989,405          ($1,978,396)        $9,054,559
Sale of common stock -
  March 28, 1996                          1,000,000            10,000            490,000                    -           $500,000
Employment and option
  termination agreement -
  July 3, 1996                                    -                 -          1,341,000                    -         $1,341,000
Net loss - twelve months ended
 June 30, 1996                                    -                 -                  -           (9,873,159)        (9,873,159)
                                       ------------          --------     --------------         -------------     -------------
Ending balance -
  June 30, 1996                           5,355,000            53,550         12,820,405          (11,851,555)         1,022,400
Merger of Just Kiddie Rides, Inc.
  September 30, 1996                      5,000,000            50,000          2,556,000                               2,606,000
Inducement to grant $1,500,000 loan
to Company September 30, 1996             5,000,000            50,000          2,556,000                               2,606,000
Net loss - three months ended
  September 30, 1996                             -                 -                  -              (300,588)          (300,588)
                                       ------------        ----------    ---------------          ------------        ----------
Ending balance                           15,355,000          $153,550        $17,932,405         ($12,152,143)        $5,933,812
                                         ==========          ========        ===========         =============        ==========

              The accompanying notes are an integral part of these consolidated financial statements.

                                CHILDROBICS, INC.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                          September 30,
                                                                        1996                  1995
                                                                     --------              ----------

OPERATING ACTIVITIES:
Net loss from continuing operations                                  (300,588)               $(139,040)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:

Net loss attributable to minority interest                                  -                  (22,441)
Depreciation and amortization                                         192,664                  280,363
Provision for bad debts                                                15,287                        -

Changes in assets and liabilities:
Accounts receivable                                                    25,343                 (473,381)
Inventory                                                             118,251                   80,438
Prepaid expenses                                                        9,734                  (80,909)
Accounts payable and accrued expenses                                (281,877)                 309,307
Other                                                                 (27,030)                  12,215
                                                                   ----------                ---------
Net cash (used) provided by continuing operations                    (248,216)                 (33,448)
                                                                   -----------                --------
Discontinued operations:
Net loss from discontinued operations                                       -                 (233,315)
Adjustments to reconcile net loss to net cash
 provided (used) by discontinued operations:
Changes in net assets, liabilities and losses                         113,506                        -
                                                                   ----------            -------------
Net cash (used) by discontinued operations                            113,506                 (233,315)
                                                                   ----------            -------------
INVESTING ACTIVITIES:
Operating assets of business acquired                                        -                (300,000)
Purchases of property and equipment                                          -                (939,404)
Expenditure for other assets                                       (        -)                 (57,618)
                                                                   -----------           -------------
Net cash used by investing activities                                      $0              ($1,297,022)
                                                                           ---           -------------
FINANCING ACTIVITIES:
Deferred debt issuance costs                                           (2,500)                       -
Proceeds from (repayments of) notes payable                           (37,216)                 573,000
Repayment of capitalized lease                                         (1,525)                  (8,383)
Proceeds (repayment) from long-term debt                             1,500,000                  (4,438)
                                                                    ----------           -------------
Net cash provided by financing activities                            1,458,759                 560,179
                                                                  ------------           -------------
Increase (decrease) in cash balances                                 1,324,049              (1,003,606)
Cash balances, beginning of the period                                       -               1,467,148
Cash balances, September 30, 1996 of Just
  Kiddie Rides, Inc.                                                    78,062                       -
                                                                       -------                  ------
Cash balances, end of the period                                    $1,402,111                $463,542
                                                                    ==========               =========

     The accompanying notes are an integral part of these consolidated financial statements.

                                       6

                                CHILDROBICS, INC.
                                and subsidiaries
                Consolidated Statements of Cash Flows - continued
                           For the Three Months Ended

                                                            1996          1995
                                                          --------      ------
Supplemental Disclosures:
Cash paid during the period for:
  Interest                                              $   12,622      $(5,460)
                                                          ========      =======
  Income taxes                                          $        -      $     -
                                                          ========      =======
Supplemental Schedule of Non-Cash Investing
  and Financing Activities:
On September 30, 1996, the Company acquired the common stock of Just Kiddie
Rides, Inc. in the following manner:

Total operating assets acquired                         $3,356,000      $    -
Less: note payable                                        (750,000)          -
        common stock issued                             (2,606,000)          -
                                                        ----------      ------
Total cash paid                                                 $0          $0
                                                                ==          ==

Notes payable disclosure: On September 30, 1996,
the Company issued 5,000,000 shares of Common Stock
 to induce a lender to grant a loan as follows:
  Common stock                                          $2,606,000      $    -
  Deferred debt issuance costs                          (2,608,500)          -
                                                       -----------      ------
  Cash paid                                                ($2,500)         $0
                                                           =======          ==

     The accompanying notes are an integral part of these consolidated financial statements.

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 1 -  Basis of Presentation
The accompanying condensed interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for the interim financial information and Regulation SB and Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements; however, in the opinion of management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes, thereto, contained in the annual report on Form 10-KSB for the year ended June 30, 1996.

On November 14, 1996 the Company filed a Form 8-K with the Securities and Exchange Commission ("SEC") in which it reported that on November 7, 1996 the Company's Board of Directors approved a change of year end from June 30 to September 30. Accordingly, the Company has 45 days from the date of determination to file a transition report which include financial statements for the "stub period" pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 which this report represents. The Company will have certified audits performed on these financial statements for the three month periods ended September 30, 1997 and 1996 and will include them in the Company's Form 10-KSB for the period ended September 30, 1997 which will be filed approximately 90 days from September 30, 1997.

The consolidated financial statements include the accounts of the Company and all its subsidiaries. Through September 30, 1996, the Company owned approximately 51% of a company located in Staten Island, N.Y. and also owned approximately 51% of two Florida companies one of which also owns 100% of another Florida company. All other subsidiaries are 100% owned by the Company.

In the fourth quarter of fiscal 1996, the Company shut down its franchising operation, one of the aforementioned Florida companies and, in October 1996, completed the disposition of its majority interest in the remaining Florida companies. In November 1996, the Company completed the disposition of its Staten Island facility. The Company is accounting for these entities as discontinued operations in its September 1996 and 1995 financial statements, respectively.

On September 30, 1996 a merger agreement between Just Kiddie Rides, Inc. and the Company was completed. The Company used the purchase method of accounting to record the merger. Accordingly, the Company recorded Just Kiddie's balance sheet as part of its financial statements as of September 30, 1996, however, the results of operations for the period ended September 30, 1996 exclude those of Just Kiddie prior to the merger. See Note 5.

On September 30, 1996, the Company entered into a financing agreement with a lender which closed on October 3, 1996. Accordingly, the Company recorded the receipt of the funds in its September 30, 1996 financial statements. See Note 6.

All material intercompany sales and related profits have been eliminated.

Earnings per Share
Earnings per share for all periods have been presented based on the weighted average number of shares outstanding. Stock options and warrants have not been included since their effect would have been anti-dilutive.

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 2 - Discontinued Operations
As part of the Company's new strategy to concentrate its effort route operations where the Company places its games in non-company owned facilities and shares in the revenues generated from such games and on distribution of rides, video and arcade games, the Company, in the fourth quarter of 1996, instituted a program to dispose of all retail and franchise operations.

As part of an Employment and Option Termination Agreement (the "Termination Agreement"), see Note 4, the Company's former Chief Executive Officer ("CEO") received the stock in the Company's Playcenters located in Brooklyn, N.Y., Bayside, N.Y., and New York, N.Y. In addition, on September 30, 1996, the Company entered into an amendment to the Termination Agreement, pursuant to which the Company agreed to transfer to the Company's former CEO all of the assets and liabilities of the Company which are used in the operation of the Company's Playcenter located at Avenue U, also in Brooklyn, N.Y., subject to consents to be obtained in connection therewith.

In addition, the Company also agreed to transfer to the Company's former CEO and its former Executive Vice President ("EVP") the Company's stock representing its 51% interest in its Playcenter in Staten Island, N.Y., subject to certain restrictions on transfer, and, until such time as the Company was able to consummate such transfer, granted a limited revocable proxy with respect to the shares of the Staten Island Playcenter held by the Company. In November 1996, the Company revoked its proxy due the former officers violation of said proxy and entered into a settlement agreement with the minority shareholders of the Staten Island Playcenter in which it agreed to transfer its 51% interest to the minority shareholders in exchange for (1) the elimination of a lawsuit against the Company brought by the minority shareholders alleging non-payment by the Company of its original indebtedness for its purchase of the 51% interest in the facility, (2) the forgiveness of all debt owed by the Company to the minority shareholders, including the note for the Company's purchase of said 51% interest; (3) the forgiveness of all debt owed to the Company by the Playcenter;
(4) the assumption of all outstanding trade payables and note payables by the minority shareholders, and; (5) a five year agreement with the Company's Group Coin subsidiary to the be the sole operator of video games at the facility. Subsequent to the lawsuit described in 1) above, the Company's former CEO initiated a lawsuit in Supreme Court of New York, County of Richmond, challenging the Company's settlement agreement. Such lawsuit, which is still pending, seeks damages of $10,000,000 for, among other things, breach of contract and interference in negotiations. The Company considers this lawsuit to be without merit and will vigorously defend it. For the two month period ended September 30, 1996 and the three month period ended September 30, 1996 and 1995, respectively, all these Playcenters generated sales of approximately $258,500 and $313,600.

On September 25, 1996, the Company sold to an investor the stock in its Playcenters located in Danbury, Ct. for $350,000, Medford, N.Y. for $400,000 and Lynbrook, N.Y. for $325,000. The Company received cash at closing of $60,000 and notes receivable totalling $490,000 for all three Playcenters, payable to the Company over the next two years. The buyer has also agreed to assume up to $450,000 in outstanding liabilities and debt but has the right to offset against the notes payable to the Company amounts paid to satisfy liabilities and debt in excess of the $450,000. As part of the sale of these Playcenters, the buyer signed a five year contract for the Company's subsidiary, Group Coin, to be the sole operator of video and arcade games in these three Playcenters. For the three month periods ended September 30, 1996 and 1995, respectively, these Playcenters generated sales of approximately $607,289 and $813,232.

In the fourth quarter of fiscal 1996 the Company shut down Explorations Franchise Group ("EFG").
                                        9

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

EFG generated sales of approximately $141,000 in the three month period ended September 30, 1995. In November 1996, the Company completed the disposition of its remaining assets in Florida composed of SJB Corp, a Playcenter located in Boca Raton, Fl, Explorations Boynton Beach, a Playcenter located in Boynton Beach, Fl., and, Explorations Entertainment Group, Inc., a dormant subsidiary which is 100% owned by SJB Corp. The Company will receive gross proceeds for its Florida operations of $245,587 which was paid to the Company in November 1996. This reflects a decrease of $104,413 compared to the $350,000 estimated proceeds recorded in the Company's June 30, 1996 financial statements for this transaction. Such amount was charged against the accrual established at June 30, 1996 of approximately $300,000 for all discontinued operations for the July through September 1996 period. For the three month periods ended September 30, 1996 and 1995, respectively, these three Playcenters generated sales of approximately $252,500 and $146,493. For the three month period ended September 30, 1996 all discontinued operations incurred a loss of $219,008 and was charged against the aforementioned $300,000 accrual established at June 30, 1996 for such contingency.

There was no income tax liability or benefit associated with the losses on discontinued operations. The amounts the Company will ultimately realize could differ materially in the near term from the amount assumed in arising at the loss on disposal of the discontinued operations.

Note 3 - Appointment of Two New Directors
At a special meeting of the Board held on July 3, 1996, the Company increased the number of members of the Board from three to five members and appointed two new independent directors to serve in such capacity. As compensation for agreeing to serve on the Board, the Company has agreed to the following:

(1) Each new non-employee director was granted options, subject to shareholder approval, to purchase 100,000 shares of the Company's Common Stock, exercisable at $.10 per share, and are subject to certain vesting requirements; (2) agreed to grant additional options to each new non-employee director, subject to shareholder approval, to purchase 100,000 shares of the Company's Common Stock, exercisable at $.10 per share, and are also subject to certain vesting requirements; (3) on October 3, 1996, the Company entered into five year consulting agreements with each new non-employee director, pursuant to which the Company agreed to pay each a monthly retainer of $2,500 plus expenses, agreed to grant ten year options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.10 per share and to pay additional compensation in connection with special projects, which may present themselves from time to time.

Note 4 - Employment and Option Termination Agreement
Pursuant to Employment and Option Termination Agreements as approved by the two new independent members of the Company's Board of Directors, dated July 3, 1996, and amended in September 1996, between three Former Officers and directors of the Company and the Company, each Former Officer agreed to resign their respective positions and forfeit all unpaid bonuses and stock options awarded to them, subject to the Company obtaining financing in the amount of $1,500,000 and the completion of the merger agreement with Just Kiddie Rides, Inc., as more fully discussed below.

As provided for in the Termination Agreement, each Former Officer will receive at the closing of the Financing Agreement:

(1) $200,000, of which $50,000 was paid at the closing of the Financing Agreement (October 3, 10

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

1996) and the balance to be paid in short term notes due September
30, 1997 with interest or, from the net proceeds received by the Company's from the sale of any of the Company's securities; (2) Options to purchase 300,000 shares of the Company's Common Stock for $.01 per share; (3) each Former Officer will be reimbursed for any out of pocket expenses incurred on behalf of the Company up to a specified amount; (4) the Company's former Chief Executive Officer received the stock in the Company's Playcenters located in Brooklyn, N.Y., Bayside, N.Y., New York, N.Y. In addition, on September 30, 1996, the Company entered into an amendment to the Termination Agreement, pursuant to which the Company also agreed to transfer to the Company's former CEO all of the assets and liabilities of the Company which are used in the operation of the Company's Playcenter located at Avenue U, also in Brooklyn, N.Y., subject to consents to be obtained in connection therewith. See Note 2.

Due to the Company's cash shortage, each Former Officer agreed to defer any salary from July 1 through the closing of the Finance Agreement. The Company provided $87,500 in fiscal 1996 for such event. As of September 30, 1996 the Company's former EVP had loaned to the Company approximately $87,620 and was repaid $77,620 from the proceeds of the Financing Agreement, as more fully discussed in Note 6.

Note 5 - Merger with Just Kiddie Rides, Inc.
On September 30, 1996, a merger agreement ("Merger Agreement") between Just Kiddie and the Company was completed. The Company issued 5,000,000 restricted shares of Common Stock, issued a five year $750,000 note payable with interest at 12% annually for the first two years and principal and interest thereafter through maturity and paid $250,000 related to a covenant not to compete.

Upon completion of the Merger Agreement, the founder and president of Just Kiddie entered into an employment agreement with the Company pursuant to which he agreed to serve as the Company's President and Chief Executive Officer for a term of five years and was appointed to the Company's Board of Directors. In addition to certain employee benefits, the Company agreed to pay its new President an annual salary of $250,000, subject to adjustment upon terms agreed to by the Board, and bonuses paid in Common Stock of the Company, subject to the Company meeting certain performance goals. The Company's new President holds approximately 40.3% of the Company's outstanding Common Stock based on 10,755,000 shares outstanding.

As part of the acquisition of Just Kiddie, the Company agreed, in October 1996, to issue 200,001 shares of the Company's Common Stock to a lender and stock option holder of Just Kiddie and issue a 36 month note payable with interest at 8.75% for $62,500. Such option was granted by Just Kiddie in 1993 as an inducement to grant an equipment loan for $300,000. The issuance of the Company's Common Stock and note payable will increase the Company's investment in Just Kiddie by $100,000 and will be accounted for in the quarter ended December 1996.

The Company filed a Form 8-K on December 16, 1996 with the SEC in which it included the financial statements of Just Kiddie as of September 30, 1996.

The following represents unaudited consolidated sales and results of operations for the three months ended September 30, 1996 and 1995, respectively, as though the merger had taken place at the beginning of the periods presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the merger taken place at the beginning of the periods nor does it represent any indication of future results:

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

                                         September 30,
                                         -------------
                                    1996                              1995
                                 ---------                          ------

Revenues                       $2,152,629                        $4,608,319
                               ===========                       ==========
Net loss                         ($41,906)                        ($119,298)
                               -----------                        ----------
Loss per share                     ($0.01)                           ($0.03)
                               ===========                        ==========

Note 6 - Financing Agreement
On September 30, 1996 the Company entered into a Financing Agreement (the "Financing Agreement") with three financial institutions (the "Lender") pursuant to which the Lender agreed to provide the Company with financing in the amount of $1,500,000. The Financing Agreement closed on October 3, 1996.

In exchange for such financing, the Company granted to the Lender, for nominal consideration, warrants representing the right to purchase 5,000,000 restricted shares of the Company's Common Stock, at any time on or before September 30, 2003, at an aggregate exercise price of $100. The warrants were exercised in full and, as a consequence, the Company recorded a Debt Discount equal to the fair market value of the shares issued and will amortize to interest expense such amount over the life of the loan, or a total of $2,606,000. After the exercise of the warrants the Lender will hold approximately 32% of the Company's outstanding shares of Common Stock based upon 15,755,000 shares of Common Stock outstanding. The Company incurred a 15,000 processing fee, agreed to certain covenants, such as prepayment penalties, and agreed to register the underlying shares subject to certain restrictions.

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

The Company used the proceeds from the Financing Agreement which it received on October 3, 1996 for the following purposes:

Employment and Option Termination
  Agreements                                          $306,130
Non-Compete Agreement issued to
  founder of Just Kiddie                               250,000
Legal and professional fees                            135,000
Past due notes payable                                 110,000
Loan origination fees and interest                      34,240
Working capital                                        664,630
                                                       -------
Total                                               $1,500,000
                                                    ==========

Such disbursements were recordedin the quarter ended December 31, 1996.


Note 7 - Inventory
Inventory consisted of the following:

                                                  September 30,
                                                      1996
                                                   ------------
            Equipment                                $148,381
            Parts                                       8,315
                                                    ---------
            Total                                    $156,696
                                                    =========


Note 8 - Property and Equipment
Property and equipment consisted of the following:

                                                               September 30,
                                                                   1996
                                                               -------------
                       Equipment                                $7,687,430
                       Leasehold improvements                      115,713
                       Machinery
                       Furniture and fixtures                      119,324
                                                              ------------
                          sub-total                              8,496,599
                       Accumulated depreciation                 (2,058,482)
                                                             -------------

                          Net property and equipment            $6,438,117
                                                             =============

Note 9 - Income Taxes
No provision for income taxes has been made because of the Company's net loss position. Income tax accounting standards require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Due to operating losses any deferred tax asset established would require a corresponding valuation allowance of the same amount. Accordingly, no deferred asset is reflected in these consolidated financial statements.

                                CHILDROBICS, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

This transition report on Form 10-QSB contains forward-looking statements that involve certain risks and umcertainties. The Company's actual results could difer materially from the results discussed in the forward-looking statements.

Change of Year End
On November 14, 1996 the Company filed a Form 8-K with the Securities and Exchange Commission ("SEC") in which it reported that on November 7, 1996 the Company's Board of Directors approved a change of year end from June 30 to September 30. Accordingly, the Company has 45 days from the date of determination to file unaudited financial statements in a transition report with the SEC, which this report represents. The Company will have certified audits performed on these financial statements for the three month periods ended September 30, 1997 and 1996 and will include them in the Company's Form 10-KSB for the twelve month period ended September 30, 1997.

Change in Business Strategy
The Company's business strategy has historically been to expand its operations in the children's entertainment industry through the acquisition of complimentary businesses. Due to the Company's history of significant losses it has adopted a new policy of disposing of its under performing retail Playcenters and its franchising operation and maintaining and developing its core profitable segments of the Company's business. In connection with this new strategy, the Company appointed two new independent directors to its Board to assist the Company in its efforts to restructure its management and operations. See Note 3 to the Company's Consolidated Financial Statements.

As part of its new strategy, the Company, pursuant to an Agreement of Merger (the "Merger"), dated September 30, 1996, acquired Just Kiddie Rides, Inc. ("Just Kiddie"), a leading supplier and operator of coin-operated children's rides. The Company's results of operations do not reflect any activity related to Just Kiddie prior to September 30, 1996. In connection with the Merger, the Company entered into a five year employment agreement with the founder and president of Just Kiddie to become the Company's Chief Executive and President. See Note 5 to the Company's Consolidated Financial Statements.

Through June 30, 1996, the company had owned and operated 9 indoor/outdoor recreational and entertainment centers in New York, Connecticut and Florida. Throughout their history such Playcenters were not operating profitably and were a significant drain on the Company's cash resources. In an effort to dispose of its under performing assets, the Company divested itself of substantially all of its Playcenters in the quarter ended September 30, 1996 and completed the divestiture of its remaining Playcenters in October and November 1996. In the fourth quarter of fiscal 1996, the Company shut down its money losing franchise operation. The Company accounted for the losses on the disposal of these operations in the period ended June 30, 1996. For the period ended September 30, 1995, the Company reported a loss of $233,315, or $.06 per share, for all discontinued operations. The Company provided approximately $300,000 in the June 1996 period for losses associated with all discontinued operations for the three month period ended September 30, 1996. Actual losses for the three month period then ended were $219,008. See Note 2 to the Company's Consolidated Financial Statements.

In connection with restructuring its management, the Company entered into an Employment and Option Termination Agreement with its three former executive officers and directors, pursuant to
                                       14

                                CHILDROBICS, INC.

which such officers, among other things, agreed to terminate their employment and resign as directors of the Company in exchange for certain payments to the officers and transfer of certain of the Company's assets to certain officers. The Company provided for all costs associated with such terminations in fiscal 1996, however, such terminations, cash payments and transfers did not actually occur until September and October 1996. See Note 4 to the Company's Consolidated Financial Statements.

On September 30, 1996 the Company entered into a financing agreement which closed on October 3, 1996, with a lender pursuant to which the lender agreed to provide the Company with financing in the amount of $1,500,000 in exchange for 5,000,000 restricted shares of the Company's Common Stock. See Note 6 to the Company's Consolidated Financial Statements.

Results of Continuing Operations
Total revenues from continuing operations for the three month period ended September 30, 1996 (the "Current Period") were $681,369 compared to $2,366,328 for the three month period ended September 30, 1995 ("Prior Period ") which represents a $1,684,959 decrease, or 71%. The decrease was principally attributable to decreased revenues in the Company's distribution business. The Company reported a loss from continuing operations of $300,588 or $.06 per share, for the Current Period compared to a loss of $139,040, or $03. per share, for the Prior Period.

The Company had revenues in the Current Period from its video and arcade business of $475,256 compared $311,879 for the Prior Period, and, revenues from its distribution and manufacturing business in the Current Period of $206,113 compared to $2,054,449 in the Prior Period. The principal reason for the increased video and arcade revenues were additional locations added to the Company's route operations during the previous twelve month period. The principal reason for the decreased distribution and manufacturing revenues was the Company's shortage of inventory for resale brought about by the Company's severe cash shortage over the previous twelve months. In addition, the Company's main sales person and largest customer left the Company in the fourth quarter of 1996. Due to the Company's recent financing arrangement, the Company is currently attempting to acquire additional inventory for resale and hire sales personnel and, due to the Company's recent merger with Just Kiddie, the Company gained three experienced sales people capable of selling the Company's products.

Total Company gross margins for the Current Period were 20% compared to 19% for the Prior Period. Gross margins in the Company's Video and Arcade business were 44% for the Current Period compared to 36% for the Prior Period due to the aforementioned increase in route locations without a corresponding increase in collection and repair personnel. The Company's distribution and manufacturing business reported a negative gross profit of $131,998 for the Current Period compared to a gross profit of $254,580, or 12% for the Prior Period due to the previously discussed revenue decrease.

Selling, general and administrative expenses were $423,168 , or 62% of gross sales, in the Current Period compared to $597,500, or 25% of gross sales, in the Prior Period. For the Current Period, selling, general and administrative costs were principally composed of personnel costs of approximately $64,100, advertising and travel of $44,800, professional fees of $10,400, rent and facility costs related to a corporate office shared by its distribution and manufacturing businesses of $67,600, depreciation and amortization of $59,200, insurance on the related facilities of $52,500 and $114,000 of merger related expenses. It should be noted that approximately $87,300 was provided for in the June 1996 period for salaries and other costs associated with the former Executive Officers of the Company for amounts earned in the Current Period. In the Prior Period selling, general and

                                CHILDROBICS, INC.

administrative costs were principally composed of personnel costs of approximately $255,500, professional fees of $52,400, advertising and travel of $107,900, rent and facility costs of $60,100, depreciation of $14,600 and insurance of $58,400.

The Company incurred interest expense of $12,622 in the Current Period related to certain equipment loans, a line of credit from a bank and a Company credit card. The Company had net interest income of $5,640 in the Prior Period related to the remaining proceeds of the Company's initial public offering of $8,175 offset by interest expense on equipment loans of $2,535.

No provision for income taxes has been made because of the Company's net loss position. For the Current and Prior Periods the Company provided for $0 and $9,267 of minimum income taxes related to New York State and New York City, which were included as part of selling, general and administrative expenses.

Liquidity and Financial Condition
As previously discussed, the Company merged with Just Kiddie on September 30, 1996 and, accordingly, recorded in its financial statements Just Kiddie's balance sheet as of such date. The Company's results of operations do not include any activity related to Just Kiddie prior to the merger. The Company issued a five year note payable for $750,000 with interest due the first two years and principal and interest due the last three years, issued 5,000,000 restricted shares of Common Stock and paid $250,000 in October 1996 related to a non-compete agreement. Also on September 30, 1996, the Company entered into a $1,500,000 financing agreement with a lender and issued 5,000,000 shares of its Common Stock as an inducement for the loan. The Company recorded a debt discount of $2,606,000 related to the loan which will be amortized over the five year life of the loan.

As of September 30, 1996 the Company had cash and cash equivalents of $1,402,111. The Company reported a net loss of $300,588, which included non-cash charges of $192,664 related to depreciation of fixed assets and amortization of intangibles . The principal uses of cash are described below.

The following discussion concerns the Company's continuing operations and excludes those of Just Kiddie Rides, which was merged into the Company on September 30, 1996. For the Current Period, the Company consumed $248,216 by continuing operations resulting principally from its loss of $300,588 and reduction of accounts payable of $281,877 offset by depreciation and amortization of $192,664 and an increase in inventory of $118,251. In the Current Period, the Company also generated cash of $113,506 from an increase in the assets minus liabilities of discontinued operations. In the Prior Period, the Company's continuing operations consumed $33,448 principally caused by a loss of $139,040, an increase in accounts receivable of $473,381, offset by depreciation and amortization of $473,381 and an increase in accounts payable and accrued expenses of $309,307. The Company also generated a loss from discontinued operations in the Prior Period of $233,315.

The Company, in the Prior Period, used $1,297,022 to acquire $300,000 of assets in its Staten Island facility, since disposed of, spent $939,404 to acquire assets principally in its route operations and $57,618 of other assets, principally a franchise fee at its discontinued Nathan's restaurant in Medford, N.Y.

The Company, in the Current Period, generated net cash of $1,458,759 from financing activities, principally from its $1,500,000 loan, offset by payments of notes and capitalized leases of $38,741.

                                CHILDROBICS, INC.

In the Prior Period, the Company generated net cash of $560,179 from financing activities, principally by the issuance of $573,000 in notes payable, offset by payments of the notes and capitalized leases of $12,821.

The Company also gained $78,062 of cash from its merger with Just Kiddie Rides on September 30, 1996.

As a result of the disposal of the operations which historically had produced significant cash drains on the Company, the merger with Just Kiddie, new management and directors focused on producing positive cash flows and the $1,500,000 financing agreement the Company does not anticipate the need for additional capital to support its current operations for the next twelve months. However, if the Company continues to pursue a strategy of expanding its operations either by acquiring other entities to compliment its existing core operations or to expand its existing operations by acquiring additional equipment for its route operations it will require additional capital in the form of debt or equity or both.

                                CHILDROBICS, INC.

                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on form 8-K.
         (a)      Exhibits.

                  None

         (b)      Reports on Form 8-K

                  On November 14, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission in which it reported that the Company's Board of Directors had determined to change the Company's fiscal year from one ending on June 30th of each year to a fiscal year ending on September 30 of each year.

                  On December 16, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission in which it filed under
                  Item 7(a) the a) historical financial statements of Just Kiddie Rides, Inc.; b) Pro Forma Financial Information in accordance with Item 7(b), and; c) exhibits, including 1) audited financial statements of Just Kiddie for the fiscal years ended September 30, 1996 and 1995, respectively, and; 2) Pro Forma condensed consolidated balance sheet of the Company and its subsidiaries as of June 30, 1996, all intentionally omitted in its Form 8-K filed on September 25, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHILDROBICS, INC.
                                            (Registrant)








December  23, 1996         /s/ Gerard A. Reda
                           -------------------------
                               Gerard A. Reda
                               President and Chief Executive Officer
                               Director




December  23, 1996         /s/ Michael P. Sable
                           -------------------------
                               Michael P. Sable
                               Controller
                               (Principal Accounting Officer)