Form 10-K/A
period 1996-06-30
CHILDROBICS INC
filed 1996-12-26
CIK 921685

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the annual period ended June 30, 1996
                            -------------

                                 or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


Commission File Number: 0-25110
                        -------

                                CHILDROBICS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            New York                               11-3163443
-------------------------------          ----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


                 1745 Express Drive North, Hauppauge, N.Y. 11788
                 -----------------------------------------------
                    (Address of principal executive offices)


                                 (516)-851-0055
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


            Securitie registered pursuant to Section 12(b) of the Act

                                      None

           Securities registered pursuant to Section 12(g) of the Act

                               Title of Each Class
                               -------------------
                                      Units
                                  Common Stock
                                Class A Warrants

                                CHILDROBICS, INC.


Explanatory Note

The Registrant, subsequent to the filing of its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 discovered that Exhibit 27, the Financial Data Schedule, had been inadvertently omitted from its filing of October 15, 1996. Such omission does not affect the Results of Operations or any other numerical information disclosed in such Form 10-KSB filing or notes related to such filing.

The undersigned Registrant therefore amends the the filing to include Exhibit
27.

                                                    SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHILDROBICS, INC.
                                          (Registrant)




December  24, 1996                        /s/ Gerard A. Reda
                                          ------------------
                                          Gerard A. Reda
                                          President and Chief Executive Officer
                                          Director