Form 10QSB
period 1996-12-31
CHILDROBICS INC
filed 1997-02-18
CIK 921685

CONFORMED

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1996
                               -----------------

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

Commission File Number: 0-25110
                        -------

                                                               CHILDROBICS, INC.
                                      -----------------------------------------------------------------
                                      (Exact Name of Small Business Issuer as Specified in its Charter)

                          New York                                                                           11-3163443
-------------------------------------------------------------                                  ------------------------------------
(State or other jurisdiction of incorporation or organization)                                 (I.R.S. Employer Identification No.)


                                                     1745 Express Drive North, N.Y. 11788
                                                   ----------------------------------------
                                                   (Address of principal executive offices)

                                                                 (516)-851-0055
                                               ------------------------------------------------
                                               (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ] .

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date. As of February 14, 1996, 15,555,001 shares of the issuer's Common Stock were outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                CHILDROBICS, INC.


                                Table of Contents

                                                                          Page

PART I - FINANCIAL INFORMATION:
-------------------------------

Item 1. Financial Statements
Consolidated Balance Sheet for the period ended December 31, 1996          3

Consolidated Statements of Operations for the three months ended
 December 31, 1996 and 1995                                                4

Consolidated Statements of Shareholder's Equity for the period ended
  December 31, 1996                                                        5

Consolidated Statements of Cash Flows for the three months ended
  December 31, 1996 and 1995                                               6

Notes to the Consolidated Financial Statements                             8

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              10

Part II - Other Information
---------------------------

Item 5 - Other Information                                                13

Item 6 - Exhibits and Reports on Form 8-K                                 13

Signatures                                                                14

                               Childrobics, Inc.,
                                and Subsidiaries
                           Consolidated Balance Sheets


                                                         December 31,
                                                             1996
                                                         ------------
                                                          (Unaudited)
ASSETS:
Cash and cash equivalents                               $       --
Restricted cash                                              100,000
Accounts receivable, net of allowance for doubtful
  accounts of $634,164                                       417,205
Due from officer                                              70,840
Inventory (Note 3)                                           375,939
Prepaid expense                                              131,616
Assets of discontinued operations                            113,835
                                                        ------------
  Total current assets                                     1,209,435
Property and equipment (Note 4)                            6,050,587
                                                        ------------
Deferred debt expense                                      2,472,381
Goodwill                                                   2,691,127
Covenant not to compete                                      239,583
Other                                                        154,893
                                                        ------------
  Total other assets                                       5,557,984
                                                        ------------
  Total assets                                          $ 12,818,006
                                                        ============

LIABILITIES:
Accounts payable                                        $  1,823,759
Accrued expenses                                             321,073
Deposits payable                                              12,395
Revolving line of credit                                     136,046
Notes payable to former officers                             459,700
Current portion of capitalized leases                          7,070
Current portion of long-term notes payable                 1,343,272
                                                        ------------
  Total current liabilities                                4,103,315

LONG-TERM LIABILITIES:
Capitalized leases                                             5,442
Notes payable                                              1,495,251
Note payable to current officer                              637,500
Long-term debt                                             1,612,500
                                                        ------------
  Total long-term liabilities                              3,750,693

STOCKHOLDERS' EQUITY (Note 5):
Common stock - $.01 par value, 25,000,000 shares
  authorized; 15,555,001- issued and outstanding             155,550
Additional paid-in capital                                18,173,025
Retained deficit                                         (13,364,577)
                                                        ------------
  Total shareholders' equity                               4,963,998
                                                        ------------
  Total liabilities and shareholders equity             $ 12,818,006
                                                        ============


The accompanying notes are an integral part of these consolidated financial statements.

                               Childrobics, Inc.,
                                and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months Ended
                                                    December 31,
                                         -------------------------------
REVENUES:                                      1996               1995
---------                                     ------             ------
Route operations                         $  1,213,909       $    463,739
Equipment and ride sales                      997,851          1,179,738
                                         ------------       ------------
  Total revenues                            2,211,760          1,643,477
                                         ------------       ------------
COST OF SALES:
--------------
Route operations expenses                     977,693            206,875
Equipment and rides expenses                  739,427          1,147,464
Route operations depreciation                 292,605            291,685
Equipment and rides depreciation               22,836             10,453
                                         ------------       ------------
  Total cost of sales                       2,032,561          1,656,477
                                         ------------       ------------
  Gross profit (loss)                         179,199            (13,000)

OPERATING EXPENSES:
-------------------
Selling, general and administrative         1,003,429            368,986
Depreciation                                   39,961             20,142
                                         ------------       ------------
  Total operating expenses                  1,043,390            389,128
                                         ------------       ------------
  Operating loss                             (864,191)          (402,128)
                                         ------------       ------------
Interest expense                              178,570             21,690
Amortization expense                          169,673             30,083
                                         ------------       ------------
  Total interest and amorization              348,243             51,773
                                         ------------       ------------
Loss from continuing operations            (1,212,434)          (453,901)
Loss discontinued operations                     --             (312,574)
                                         ------------       ------------
  Net loss                                 (1,212,434)          (766,475)
Retained deficit:
  Beginning of period                     (12,152,143)        (2,350,751)
                                         ------------       ------------
  End of period                          ($13,364,577)      ($ 3,117,226)
                                         ============       ============

PER SHARE DATA:
---------------
Weighted average number of shares          15,555,001          4,290,000
                                           ==========          =========
Earnings per share                             ($0.08)            ($0.18)
                                               ======             ======

The accompanying notes are an integral part of these consolidated financial statements.

                               CHILDROBICS, INC.
                                and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                     For the Period Ended December 31, 1996


                                                     Common Stock                                                        Total
                                            ------------------------------         Paid-In           Retained         Shareholders'
                                                  Shares            Amount         Capital            Deficit            Equity
                                            ------------      ------------      ------------       ------------       ------------
Beginning balance - July 1, 1995               4,355,000      $     43,550      $ 10,989,405       ($ 1,978,396)      $  9,054,559
Sale of common stock- March 28, 1996           1,000,000            10,000           490,000               --              500,000
Employment and option termination
 agreement- July 3, 1996                            --                --           1,341,000               --            1,341,000
Net loss - twelve months ended
 June 30, 1996                                      --                --                --           (9,873,159)        (9,873,159)
                                            ------------      ------------      ------------       ------------       ------------
Balance, June 30, 1996                         5,355,000            53,550        12,820,405        (11,851,555)         1,022,400
Merger of Just Kiddie Rides, Inc.-
 September 30, 1996                            5,000,000            50,000         2,556,000               --            2,606,000
Inducement to grant $1,500,000 loan
 to Company - September 30, 1996               5,000,000            50,000         2,556,000               --            2,606,000
Net loss - three months ended
  September 30, 1996                                --                --                --             (300,588)          (300,588)
                                            ------------      ------------      ------------       ------------       ------------
Balance, September 30, 1996                   15,355,000           153,550        17,932,405        (12,152,143)         5,933,812
Payoff of Just Kiddie Equipment
 Note - October 3, 1996                          200,001             2,000            98,000               --              100,000
Compensation expense - director's
  stock options                                     --                --             208,000               --              208,000
Legal fees associated with Just Kiddie
 Rides, Inc merger and $1,500,000 loan              --                --             (65,380)              --              (65,380)
Net loss - three months ended
  December 31, 1996                                 --                --                --           (1,212,434)        (1,212,434)
                                            ------------      ------------      ------------       ------------       ------------
Balance, December 31, 1996                    15,555,001      $    155,550      $ 18,173,025       ($13,364,577)      $  4,963,998
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

                                CHILDROBICS, INC.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Three Months Ended
                                                                  December 31,
                                                         -----------------------------
                                                             1996             1995
                                                         -----------       -----------
OPERATING ACTIVITIES:
Net loss from continuing operations                      $(1,212,434)      ($  453,901)
Adjustments to reconcile net loss to net
  cash used by operating activities:
Net loss attributable to minority interest                      --            (134,952)
Depreciation and amortization                                525,075           311,617
Director's stock option compensation                         208,000              --
Changes in assets and liabilities:
Accounts receivable                                          321,759           174,245
Inventory                                                   (219,243)          554,364
Other current assets                                           6,790            (6,786)
Prepaid expenses                                             (65,060)           75,982
Accounts payable and accrued expenses                       (845,179)          236,904
                                                         -----------       -----------
Net cash (used) provided by continuing operations         (1,280,292)          757,473
                                                         -----------       -----------
Discontinued operations:
Net loss                                                     (93,395)         (312,574)
Proceeds from sales of discontinued operations               391,054              --
                                                         -----------       -----------
Net cash (used) provided by discontinued operations          297,659          (312,574)
                                                         -----------       -----------
INVESTING ACTIVITIES:
Purchases of property and equipment                         (137,466)       (1,294,736)
Sales and retirements of property and equipment              193,411              --
Expenditures for other assets                                   --             (53,434)
                                                         -----------       -----------
Net cash (used) provided by investing activities              55,945        (1,348,170)
                                                         -----------       -----------
FINANCING ACTIVITIES:
Proceeds from notes payable                                   30,384           646,571
Repayment of short-term line of credit                       (21,915)           (4,942)
Repayment of capitalized leases                               (1,598)           (8,383)
Legal costs of issuing 10,200,001 shares                     (65,380)             --
Repayment of notes payable                                  (416,914)          (47,191)
                                                         -----------       -----------
Net cash (used) provided by financing activities            (475,423)          586,055
                                                         -----------       -----------
Decrease in cash balances                                 (1,402,111)         (317,216)
Cash and cash equivilants, beginning of the period         1,402,111           363,542
                                                         -----------       -----------
Cash and cash equivilants, end of the period             $         0       $    46,326
                                                         ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                CHILDROBICS, INC.
                                and subsidiaries
                Consolidated Statements of Cash Flows - continued
                     For the Three Months Ended December 31


Supplemental Disclosures:                                 1996           1995
------------------------                              -----------      ---------
Cash paid during the period for:
  Interest                                            $   128,275      $  20,690
                                                      ===========      =========
  Income taxes                                        $      --        $    --
                                                      ===========      =========
Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:
-------------------------------------
As part of the merger with Just Kiddie Rides, Inc.,
the Company agreed to issue 200,001 shares of
Common Stock and issue a 36 month note payable
with interest at 8.75%                                $   100,000      $
                                                      ===========      =========
  Common stock
  Note payable                                        $    62,500      $    --
                                                      ===========      =========

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 1 -  Basis of Presentation
-------------------------------
The accompanying condensed interim financial statements for the three months ended are unaudited and have been prepared in accordance with generally accepted accounting principles for the interim financial information and with in accordance with the requirements of Regulation S-B, and therefore, do not include all information and footnotes required for complete financial statements; however, in the opinion of management of Childrobics, Inc. (the "Company"), all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes, thereto, contained in the annual report on Form 10-KSB for the year ended June 30, 1996 and Form 10-QSB for the period ended September 30, 1996.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany sales and related profits have been eliminated.

Earnings per Share
------------------
Earnings per share for all periods have been presented based on the weighted average number of shares outstanding. Stock options and warrants have not been included since their effect would have been anti-dilutive.

Reclassifications
-----------------
Prior year revenues and costs have been reclassified to reflect the gross proceeds from the Company's route operations . Previously, the Company had reported such amounts net of the facility owner's charge.

Note 3 - Inventory
------------------
Inventory consisted of the following:

                                    December 31,
                                         1996
                                    ------------
            Equipment                   $334,352
            Parts                         41,587
                                     -----------
            Total                       $375,939
                                        ========

Note 4 - Property and Equipment
--------------------------------
Property and equipment consisted of the following:

                                               December 31,
                                                   1996
                                               ------------
            Equipment                          $7,579,576
            Leasehold improvements                 22,517
            Machinery                             598,900
            Furniture and fixtures                187,659
                                               ----------
               sub-total                        8,388,652
            Accumulated depreciation           (2,338,065)
                                               ----------
               Net property and equipment      $6,050,587
                                               ==========

                                CHILDROBICS, INC.
                   Notes to Consolidated Financial Statements

Note 5 - Additional Investment in Just Kiddie Rides, Inc.
---------------------------------------------------------
As part of the merger with Just Kiddie Rides, Inc. ("Just Kiddie"), the Company agreed, on October 3, 1996, to issue 200,001 shares of the Company common stock to a lender and stock option holder of Just Kiddie and issue a 36 month note payable with interest at 8.75% for $62,500. Such option was granted by Just Kiddie in 1993 as an inducement to grant an equipment loan for $300,000. The issuance of the Company's Common Stock and note payable increased the Company's investment in Just Kiddie by $162,500 and was accounted for as additional goodwill in the quarter ended December 31, 1996.

Note 6 - Director's Compensation
--------------------------------
In July and October 1996, the Company's two independent directors received a total of 1,400,000 stock options to purchase Common Stock. Such options were valued at $1,040,000 and vest over a five year period. Pursuant to FAS 123, the Company will recognize compensation expense for such options as they vest. For the three month period ended December 31, 1996, the Company recorded compensation expense of $208,000 for such options.

Note 7- Income Taxes
--------------------
No provision for income taxes has been made because of the Company's net loss position. Income tax accounting standards require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Due to operating losses, any deferred tax asset established would require a corresponding valuation allowance of the same amount. Accordingly, no deferred asset is reflected in these consolidated financial statements.

                                CHILDROBICS, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

General
-------
Merger
------
On September 30, 1996 the Company completed a merger with Just Kiddie Rides, Inc. ("Just Kiddie"). The Company issued 5,000,000 restricted shares of Common Stock, issued a five year $750,000 note payable with interest at 12% annually for the first two years and principle and interest for the remaining three years and paid $250,000 related to a covenant not to compete. As part of the merger, the Company agreed, on October 3, 1996, to issue 200,001 shares of the Company Common Stock to a lender and stock option holder of Just Kiddie and issue a 36 month note payable for $62,500 with interest at 8.75%. Such option was granted by Just Kiddie in 1993 as an inducement to grant an equipment loan for $300,000. The issuance of the Company's Common Stock and note payable increased the Company's investment in Just Kiddie by $162,500 and was accounted for as additional goodwill in the quarter ended December 31, 1996.

A significant amount of management time during the Current Three Month Period has been devoted to merging the two company's operations together, dealing with problems associated with discontinued operations and moving into a new 38,000 square foot facility in Hauppauge, N.Y. It is anticipated that once these issues have been resolved management's focus will be entirely on growing the business by penetrating new markets and improving the Company's returns.

Financing Agreement
-------------------
On September 30, 1996, the Company entered into a Financing Agreement with three financial institutions (the "Lender") pursuant to which the Lender agreed to provide the Company with financing in the amount of $1,500,000 with interest payable at 12% annually for the first two years and interest and principle for the remaining three years of the note. The financing agreement closed on October 3, 1996.

In exchange for such financing, the Company granted to the Lender, for nominal consideration, warrants representing the right to purchase 5,000,000 restricted shares of Common Stock, at any time on or before September 30, 2003, at an aggregate exercise price of $100. The warrants were exercised in full and, as a consequence, the Company recorded a Debt Discount equal to the fair market value of the shares issued and will amortize such amount over the life of the loan, or a total of $2,606,000. The Company amortized $119,620 in the three month period ended December 31, 1996.

Results of Operations
---------------------
Total revenues for the three month period ended December 31, 1996 (the "Current Three Month Period") were $2,211,760 compared to $1,643,477 for the three month period ended December 31, 1995 (the "Prior Three Month Period") which represents a $568,283 increase, or 35%. The increase was due principally to the merger with Just Kiddie on September 30, 1996, offset by a decrease in the Company's existing equipment sales segment. Just Kiddie had total revenues for the period of $1,061,895 for the Current Period. The Company reported a net loss of $1,212,434, or $.08 per share, for the Current Three Month Period compared to a net loss of $766,475, or $.18 per share, for the Prior Three Month Period. Included in the Prior Three Month Period results were losses from discontinued operations of $312,574.

Sales in the Company's route operations were $1,213,909 for the Current Three Month Period compared to $463,739 for the Prior Three Month Period, or an increase of $750,170. Sales

                                CHILDROBICS, INC.

contributed by Just Kiddie in this segment were $632,069. Sales contributed by existing operations in this segment were up by $134,538 over the Prior Three Month Period from $463,739 to $581,840 due to a greater number of machines on route in the Current Three Month Period compared to the Prior Three Month Period.

Sales from equipment and rides were $997,851 for the Current Three Month Period compared to $1,179,738 for the Prior Three Month Period. Sales contributed by Just Kiddie in this segment were $429,826. Such sales were below historical levels due to a hurricane in Puerto Rico which shut down the Company's only producer of kiddie rides for approximately one and one half months. The Company estimates that it lost approximately $300,000 in kiddie ride sales as a result of this hurricane. Sales for the Current Three Month Period from existing operations were $551,588 representing a decrease of $628,150 in this segment principally as a result of the loss of Company's then largest customer which historically had contributed approximately 45% of total Company sales over the previous two year period. The Company is in the process of addressing this problem and anticipates that it will be able to reverse this trend in the near future, however, there can be no assurance that it will be successful.

Total Company gross profits for the Current Three Month Period were $179,199, or 8.1% of total sales, compared to a gross loss of $13,000 for the Prior Three Month Period. Although current period margins have improved compared to the prior year, in general, the Company believes that there is still substantial room for improvement. Current period margins were impacted by the recent change in company management resulting from the merger of the Company and Just Kiddie, its continuing cash flow problems which prevented the Company from acquiring sufficient equipment for its routes and for resale and the loss of certain customers on its route operations due to the Company's previous operating history before the merger. The Company believes these problems are short term in nature. For the Current Three Month Period, Just Kiddie contributed $32,977 in gross profits.

For the Current Three Month Period the Company's route operations incurred a gross loss of $56,389 compared to a gross loss of $34,821 for the Prior Three Month Period. Just Kiddie also incurred a gross loss of $31,347 during the period. Margins during this quarter in this segment are historically low due to seasonality. Customarily, the Company sees its sales drop in September and October due to children returning to school and in December due to traditional Christmas shopping.

Gross profits for the Current Three Month Period in the Company's equipment and rides segment were $235,588, or 24%, compared to $21,821, or 2%. Current Period margins for Just Kiddie were adversely impacted by the previously mentioned hurricane in Puerto Rico which the Company estimates reduced gross profit by approximately $75,000.

Total operating expenses were $1,043,390, or 47% of gross sales, in the Current Three Month Period compared to $389,128, or 24% of gross sales for the Prior Three Month Period. The principal components for the Current Three Month Period were: personnel costs of $327,000, directors stock option compensastion of $208,000, travel and auto expenses of $108,800, rent, utilities and facility costs of $84,000, professional fees of $79,100, general office expenses of $75,000, advertising of $63,600, insurance of $37,400 and losses associated with the write down of leasehold improvements of $25,600. Just Kiddie's share of these expenses were $489,122. The principal components in the Prior Three Month Period were: personnel costs of $295,200, professional fees of $70,500, advertising and travel of $10,700 and insurance of $5,500. In December 1996, the Company vacated two former facilities, both in Farmingdale, N.Y., which

                                CHILDROBICS, INC.

were inadequate for its current needs and occupied a 38,000 square foot facility in Hauppauge, N.Y.

The Company incurred interest expense of $178,570 in the Current Three Month Period related to certain equipment notes, several lines of credit from banks and a capitalized lease. Just Kiddie's portion of the total interest expense was $67,517. Interest expense for the Prior Three Month Period of $21,690 was attributable to existing equipment loans the Company had during that period. Amortization expense for the Current Three Month Period totalled $169,673 which was composed of amortization related to organization expenses for the Group Coin acquisition in March 1995 of $5,030, a non-compete agreement issued in the Just Kiddie merger of $10,416, goodwill of $34,607 and amortizion of deferred debt expense of $119,620 related to the 5,000,000 restricted shares of Common Stock given to the Lender of the $1,500,000 loan the Company received on October 3, 1996.

No provision for income taxes has been made because of the Company's net loss position.

Liquidity and Financial Condition
----------------------------------
The Company used $1,280,292 from continuing operations principally to fund a net loss of $1,272,434, offset by non-cash charges of $525,075 for depreciation and amortization, $208,000 related to director's stock option compensation and the paydown of $845,179 in trade payables. In addition, the Company incurred a loss from discontinued operations of $93,395 offset by proceeds received from the sales of discontinued operations of $391,054.

The Company received net proceeds of $193,411 by disposing of old equipment used on its routes which it then used to purchase $137,466 of new and updated equipment which the Company anticipates will produce higher returns in the future.

During the Current Three Month Period, the Company obtained $22,851 in additional funding related to a truck loan, received permission from a lender to rollover $7,533 of interest into an existing equipment loan, incurred $65,380 in expenses related to the issuance of 10,200,001 shares which was charged to Additional Paid in Capital and used its remaining cash reserves to make debt repayments of $440,427.

As of December 31, 1996, the Company had utilized all of the $1,402,111 in cash and cash equivilants it had as of September 30, 1996, all of which had come from the $1,500,000 loan dated September 30, 1996 and had a working capital deficit of $2,953,880. The Company is attempting to refinance its existing debt obligations and/or obtain funding in the form of a bridge loan in anticipation of additional equity financings. The Company has received several proposals for additional equity investments in the Company. There can be no assurances provided that the Company will be successful in its attempt to complete these plans nor can there be any time table given as to when these plans will be implemented.

                                CHILDROBICS, INC.

                           PART II. OTHER INFORMATION

Item 5 - Other Information
--------------------------
None.

Item 6 - Exhibits and Reports on Form 8-K.
------------------------------------------
  (a)  Exhibits.

       None

  (b)  Reports on Form 8-K

       1) Form 8-K dated December 16, 1996 in which the Company filed Amendment No. 1 to the Current Report on Form 8-K/A dated September 26, 1996.

       2) Form 8-K dated November 7, 1996 in which the Company reported that it had changed its year end from June 30 to September 30.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHILDROBICS, INC.
                                   (Registrant)


February 14, 1996                  /s/ Gerard A. Reda
                                   -----------------------------------------
                                       Gerard A. Reda
                                       President and Chief Executive Officer


February 14 , 1996                 /s/ Marie Cerulli
                                   -----------------------------------------
                                       Marie Cerulli
                                       Chief Financial Officer