Form 10QSB
period 1997-03-31
CHILDROBICS INC
filed 1997-06-06
CIK 921685

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 1997
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from___________________ to ________________________


Commission File Number:                        0-25110

                                CHILDROBICS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                         NEW YORK                                                11-3163443
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

               1745 Expressway Drive North, Hauppauge, N.Y. 11788
                    (Address of principal executive offices)

                                 (516)-851-0055
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date. As of June 2, 1997, 15,555,001 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                CHILDROBICS, INC
                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:


Item 1. Financial Statements
Consolidated Balance Sheet for the period ended March  31, 1997               3

Consolidated Statements of Operations for the six months ended
March  31, 1997 and 1996                                                      4

Consolidated Statements of Operations for the three months ended
March 31, 1997 and 1996                                                       5

Consolidated Statements of Shareholders' Equity for the period ended
March  31, 1997                                                               6

Consolidated Statements of Cash Flows for three months and  six  months
ended March  31, 1997 and 1996                                                7

Notes to the Consolidated Financial Statements                                9

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    14

Item 3 - Defaults Upon Senior Securities                                      14

Item 5 - Other Information                                                    14

Item 6 - Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    15

                               CHILDROBICS, INC.,
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,
                                                                     1997
                                                                     ----
                                                                  (Unaudited)
ASSETS:
Cash and cash equivalents                                        $    53,225
Accounts receivable                                                  335,674
Due from officer                                                      18,368
Inventory (Note 3)                                                   323,626
Prepaid expense                                                       26,619
Assets of discontinued operations                                    113,835
                                                                 -----------
   Total current assets                                              871,347
                                                                 -----------
Property and equipment (Note 4)                                    5,932,030
                                                                 -----------
Deferred debt expense                                              2,292,951
Goodwill                                                           2,656,522
Covenant not to compete                                              229,167
Other                                                                147,105
                                                                 -----------
Total other assets                                                 5,325,745
                                                                 -----------
Total assets                                                     $12,129,122
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                                 $ 2,168,341
Accrued expenses                                                     297,005
Deposits payable                                                      21,996
Notes payable to former officers                                     450,000
Current portion of capitalized leases                                  7,519
Current portion of long-term notes payable                         1,862,089
                                                                 -----------
  Total current liabilities                                        4,806,950

LONG-TERM LIABILITIES:
Capitalized leases                                                     2,830
Notes payable                                                      1,341,380
Note payable to current officer                                      637,500
Long-term debt                                                     1,612,500
                                                                 -----------
Total long-term liabilities                                        3,594,210

STOCKHOLDERS' EQUITY (Note 5):
Common stock - $.01 par value, 25,000,000 shares
  authorized; 15,555,001-issued and outstanding                      155,550
Additional paid-in capital                                        18,173,025
Retained deficit                                                 (14,600,613)
                                                                 -----------
Total shareholders' equity                                         3,727,962
                                                                 -----------
Total liabilities and shareholders' equity                       $12,129,122
                                                                 ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                               CHILDROBICS, INC.,
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Six Months Ended
                                                                  March 31
                                                                  --------

REVENUES:                                               1997                    1996
---------                                               ----                    ----

Route operations                                    $  2,436,507             $ 1,186,983
Equipment and ride sales                               1,394,902               4,787,278
Management fee                                            31,245
                                                    ------------             -----------
Total revenues                                         3,862,654               5,974,261
                                                    ------------             -----------

COST OF SALES:

Route operations expenses                              2,007,048                 977,917
Equipment and rides expenses                           1,191,592               4,241,424
Route operations depreciation                            580,066                 330,486
Equipment and rides depreciation                          41,038                   2,974
                                                    ------------             -----------
  Total cost of sales                                  3,819,744               5,552,801
                                                    ------------             -----------

  Gross profit (loss)                                     42,910                 421,460

OPERATING EXPENSES:
Selling, general and administrative                    1,734,068               1,049,760
Depreciation                                              31,027                  25,934
                                                    ------------             -----------
  Total operating expenses                             1,765,095               1,075,694
                                                    ------------             -----------

  Operating loss                                      (1,722,185)               (654,234)
                                                    ------------             -----------
Interest expense                                         361,350                  44,868
Amortization expense                                     364,935                  28,682
                                                    ------------             -----------
Total interest and amortization                          726,285                  73,550
                                                    ------------             -----------
         Loss from continuing operations              (2,448,470)               (727,784)
Loss from discontinued operations                             --                (650,164)
                                                    ------------             -----------
   Net loss                                           (2,448,470)             (1,377,948)
Retained deficit:
Beginning of period                                  (12,152,143)             (2,350,751)
                                                    ------------             -----------
 End of period                                      $(14,600,613)            $(3,728,699)
                                                    ============             ===========

PER SHARE DATA:

Weighted average number of shares                     15,555,001               4,290,000
                                                    ============             ===========

(Loss)Earnings per share                                    (.16)                   (.32)
                                                    ============             ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                               CHILDROBICS, INC.,
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                                March 31
                                                                --------
REVENUES:                                              1997                    1996
---------                                              ----                    ----

Route operations                                  $  1,222,598             $   723,244
Equipment and ride sales                               397,051               3,607,540
Management fee                                          31,245
                                                  ------------             -----------
Total revenues                                       1,650,894               4,330,784

COST OF SALES:

Route operations expenses                            1,029,355                 771,042
Equipment and rides expenses                           452,165               3,093,966
Route operations depreciation                          287,461                  38,801
Equipment and rides depreciation                        18,202                  (7,485)
                                                  ------------             -----------
 Total cost of sales                                 1,787,183               3,896,324
                                                  ------------             -----------
 Gross profit (loss)                                  (136,289)                434,460

OPERATING EXPENSES:
Selling, general and administrative                    730,639                 680,774

Depreciation                                            (8,934)                  5,792
                                                  ------------             -----------
   Total operating expenses                            721,705                 686,566

   Operating loss                                     (857,994)               (252,106)
                                                  ------------             -----------
Interest expense                                       182,790                  20,376
Amortization expense                                   195,252                   1,401
                                                  ------------             -----------
Total interest and amortization                        378,042                  21,777
                                                  ------------             -----------
            Loss from continuing operations         (1,236,036)               (273,883)
Loss from discontinued operations                            -                (337,590)
                                                  ------------             -----------
   Net loss                                         (1,236,036)               (611,473)
Retained deficit:
Beginning of period                                (13,364,577)             (3,117,226)
                                                  ------------             -----------
 End of period                                    $(14,600,613)            $(3,728,699)
                                                  ============             ===========

PER SHARE DATA:

Weighted average number of shares                   15,555,001               4,290,000
                                                  ============             ===========
(Loss)Earnings per share                                  (.08)                   (.14)
                                                  ============             ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                CHILDROBICS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 1997

                                                                                                                          Total
                                                    Common Stock                     Paid-In           Retained        Shareholders'
                                               Shares          Amount                Capital           Deficit            Equity
                                               ------          ------                -------           -------            ------

Beginning balance - July 1, 1995               4,355,000       $     43,550       $ 10,989,405        $(1,978,396)      $ 9,054,559
Sale of common stock- March 28, 1996           1,000,000             10,000            490,000                              500,000
Employment and option termination
 agreement-July 3, 1996                                                              1,341,000                            1,341,000
Net loss - twelve months ended
 June 30, 1996                                                                                         (9,873,159)       (9,873,159)
                                             -----------       ------------       ------------       ------------       -----------
Balance, June 30, 1996                         5,355,000             53,550         12,820,405        (11,851,555)        1,022,400
Merger of Just Kiddie Rides, Inc.-
 September 30, 1996                            5,000,000             50,000          2,556,000                            2,606,000
Inducement to grant $1,500,000 loan
 to Company - September 30, 1996               5,000,000             50,000          2,556,000                            2,606,000
Net loss - three months ended
September 30, 1996                                                                                       (300,588)         (300,588)
                                             -----------       ------------       ------------       ------------       -----------
Balance, September 30, 1996                   15,355,000            153,550         17,932,405        (12,152,143)        5,933,812
Payoff of Just Kiddie Equipment
 Note - October 3, 1996                          200,001              2,000             98,000                 --           100,000
Compensation expense - director's
  stock options                                                                        208,000                              208,000
Legal fees associated with Just Kiddie
 Rides, Inc merger and $1,500,000 loan                --                 --            (65,380)                --           (65,380)
Net loss - six months ended
  March  31, 1997                                     --                 --                 --         (2,448,470)       (2,448,470)
                                             -----------       ------------       ------------       ------------       -----------
Balance, March 31, 1997                       15,555,001       $    155,550       $ 18,173,025       $(14,600,613)      $ 3,727,962
                                             ===========       ============       ============       ============       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                CHILDROBICS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended                   Six Months Ended
                                                                            March 31,                           March 31,
                                                                  1997                   1996         1997                     1996
                                                                  ---------------------------         -----------------------------
OPERATING ACTIVITIES:
Net loss from continuing operations                               (1,236,036)        (611,473)        (2,448,470)        (1,377,948)
Adjustments to reconcile net loss to net
cash used by operating activities:
Net loss attributable to minority interest                                            (99,088)                             (234,040)
Depreciation and amortization                                        457,374          379,110            982,449            690,727

Director's stock option compensation                                                                     208,000
Changes in assets and liabilities:
Restricted cash                                                      100,000                             100,000
Accounts receivable                                                   81,531          (73,783)           403,290            100,462
Inventory                                                             52,313          (53,427)          (166,930)           500,937
Other current assets                                                  55,037            9,146             61,827              2,360
Prepaid expenses                                                     104,997           85,515             39,937            161,497
Accounts payable and accrued expenses                                330,115          317,213           (515,064)           554,117
                                                                  ----------         --------         ----------         ----------

Net cash (used) provided by continuing operations                    (54,669)         (46,787)        (1,334,961)           398,112
                                                                  ----------         --------         ----------         ----------

Discontinued operations:
Net loss                                                                  --               --            (93,395)
Proceeds from sales of discontinued operations                            --               --            391,054
                                                                                                      ----------
Net cash (used) provided by discontinued operations                                        --           297,659
                                                                                                      ----------
INVESTING ACTIVITIES:
Purchases of property and equipment                                 (442,410)        (507,191)          (579,876)        (1,801,927)
Sales and retirements of property and equipment                      347,260           16,950            540,671                 --
Expenditures for other assets                                                                                               (36,484)
                                                                  ----------         --------         ----------         ----------
Net cash (used) provided by investing activities                     (95,150)        (490,241)           (39,205)        (1,838,411)
                                                                  ----------         --------         ----------         ----------
FINANCING ACTIVITIES:
Proceeds from notes payable                                          466,275          164,920            496,659           685,047
Repayment of short-term line of credit                              (136,046)         (20,243)          (157,961)           (25,285)
Additions to capitalized leases                                           --            3,827                 --            120,827
Repayment of capitalized leases                                       (2,163)         (21,100)            (3,761)           (29,036)
Legal costs of issuing 10,200,001 shares                                  --               --            (65,380)                --
Repayment of notes payable                                          (125,022)         (136,702)         (541,936)          (174,796)
Private offering of 1,000,000 units                                       --          500,000                 --            500,000
Payment of restricted cash                                                --               --                 --           (100,000)
                                                                  ----------         --------         ----------         ----------
Net cash (used) provided by financing activities                     203,044          490,702           (272,379)           976,757
                                                                  ----------         --------         ----------         ----------
Increase(decrease) in cash balances                                   53,225          (46,236)        (1,348,886)          (463,542)
Cash and cash equivalents, beginning of the period                        --           46,236          1,402,111            463,542
                                                                                     --------         ----------         ----------
Cash and cash equivalents, end of the period                          53,225               --             53,225                 --
                                                                  ==========         ========         ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                CHILDROBICS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                                 Three Months Ended          Six Months Ended
                                                                      March 31                    March 31
                                                                      --------                    --------

                                                                   1997         1996         1997         1996
                                                                   ----         ----         ----         ----

Supplemental Disclosures:

Cash paid during the period for:
 Interest                                                         $92,169      $   --      $220,444      $  --
 Income taxes                                                     $    --      $   --      $     --      $  --
                                                                  =======      ======      ========      =====

Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:

As part of the merger with Just Kiddie Rides, Inc., the Company agreed to issue 200,001 shares of Common Stock and issue a 36 month note payable with interest at 8.75%

  Common stock                                                    $    --      $   --      $100,000      $  --
                                                                  =======      ======      ========      =====
  Note payable                                                    $    --      $   --      $ 62,500      $  --
                                                                  =======      ======      ========      =====

                                CHILDROBICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed interim financial statements for the six months ended are unaudited and have been prepared in accordance with generally accepted accounting principles for the interim financial information and in accordance with the requirements of Regulation S-B, and therefore, do not include all information and footnotes required for complete financial statements; however, in the opinion of management of Childrobics, Inc. (the "Company"), all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-KSB for the year ended June 30, 1996 and Forms 10-QSB for the short period ended September 30, 1996 and the three months ended December 31, 1996.

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

Reclassifications

Prior year revenues and costs have been reclassified to reflect the gross proceeds from the Company's route operations. Previously, the Company had reported such amounts net of the facility owner's charge.

NOTE 3 - INVENTORY
Inventory consisted of the following:

                                                             March 31, 1997
                                                             --------------

               Equipment                                       $286,189
               Parts                                             37,437
                                                               --------
               Total                                           $323,626
                                                               ========

NOTE 4 - PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

                                                             March 31, 1997
                                                             --------------

               Equipment                                      $ 7,757,284
               Leasehold improvements                              61,965
               Machinery                                          611,905
               Furniture and fixtures                             104,650
               sub-total                                      -----------
                                                                8,535,804
               Accumulated depreciation                        (2,603,774)
                                                              -----------
               Net property and equipment                     $ 5,932,030
                                                              ===========

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

NOTE 6 - DIRECTOR'S COMPENSATION

In July and October 1996, the Company's two independent directors received a total of 1,400,000 stock options to purchase Common Stock. Such options were valued at $1,040,000 and vest over a five year period. Pursuant to FAS 123, the Company will recognize compensation expense for such options as they vest. For the Six Month Period ended March 31, 1997, the Company recorded compensation expense of $208,000 for such options.

NOTE 7 - INCOME TAXES

No provision for income taxes has been made because of the Company's net loss position. Income tax accounting standards require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. Due to operating losses, any deferred tax asset established would require a corresponding valuation allowance of the same amount. Accordingly, no deferred asset is reflected in these consolidated financial statements.

                                CHILDROBICS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL MERGER

On September 30, 1996 the Company completed a merger with Just Kiddie Rides, Inc. ("Just Kiddie"). The Company issued 5,000,000 restricted shares of Common Stock, issued a five year $750,000 note payable with interest at 12% annually for the first two years and principal and interest for the remaining three years and paid $250,000 related to a covenant not to compete. As part of the merger, the Company agreed, on October 3, 1996, to issue 200,001 shares of the Company Common Stock to a lender and stock option holder of Just Kiddie and to issue a 36 month note payable for $62,500 with interest at 8.75%. Such option was granted by Just Kiddie in 1993 as an inducement to grant an equipment loan for $300,000. The issuance of the Company's Common Stock and note payable increased the Company's investment in Just Kiddie by $162,500 and was accounted for as additional goodwill in the quarter ended December 31, 1996.

A continued amount of management time during the Current Six Month Period (as defined below under "Results of Operations") has been devoted to merging the two company's operations together, dealing with problems associated with discontinued operations and moving into a new 38,000 square foot facility in Hauppauge, N.Y. With the above problems virtually remedied, management's focus will be entirely on growing the Company's business by penetrating new markets and improving the Company's returns, in addition to streamlining operations and creating cost efficient systems.

As of April 15, due to personal reasons one of the independent directors has formally resigned. The Company is currently conducting a search.

FINANCING AGREEMENT

On September 30, 1996, the Company entered into a Financing Agreement with three financial institutions (the "Lender") pursuant to which the Lender agreed to provide the Company with financing in the amount of $1,500,000 with interest payable at 12% annually for the first two years and interest and principal for the remaining three years of the note. The financing agreement closed on October 3, 1996.

In exchange for such financing, the Company granted to the Lender, for nominal consideration, warrants representing the right to purchase 5,000,000 restricted shares of Common Stock, at any time on or before September 30, 2003, at an aggregate exercise price of $100. The warrants were exercised in full and, as a consequence, the Company recorded a Debt Discount equal to the fair market value of the shares issued and will amortize such amount over the life of the loan, or a total of $2,606,000. The Company amortized $299,050 in the six month period ended March 31, 1997.

DEBT RESTRUCTURING

At the present time the Company is in an illiquid situation with a severely strained cash flow. The Company is unable to meet its debt obligations in their current format and is requesting each of its creditors to restructure its debt in order for the Company to repay its obligations to the greatest extent possible. A formal restructuring plan is currently being finalized and will be presented to the various creditors.

GUARANTY OF SUBSIDIARY DEBT

Pursuant to the Company's agreement in September 1996 to guaranty the debt of Just Kiddie as a condition of EAB's consent to the merger of the Company and Just Kiddie, in May 1997 the Company executed a guaranty of all of the debt of Just Kiddie to EAB. Just Kiddie is presently indebted to EAB in the approximate aggregate amount of $1,500,000, all of which is now due and owing. The Company is presently attempting to restructure the debt owed to EAB and its other creditors. There can be no assurances, however, that the Company will be successful in such attempt. In the event the Company is unable to restructure its debt, such inability will have a material adverse effect on the financial condition and results of operations of the Company.

Management continues to believe that the Company has long term viability. Given the time to restructure its outstanding liabilities and expenses and maximize the revenues from its existing businesses, management's expectation is that substantial cash flow will be generated and value developed to repay the creditors and provide value to the shareholders. However, there can be no assurances that the Company will be successful in its attempt to restructure its debt, or, even if it is successful, that it will be able to achieve sufficient cash flow to achieve such objectives.

RESULTS OF OPERATIONS

Total revenues for the three month period ended March 31, 1997 (the "Current Three Month Period") were $1,650,894 compared to $4,330,784 for the Three Month Period ended March 31, 1996 (the "Prior Three Month Period") which represents a $2,679,890 or 62% decrease. Total revenues for the Six Month Period ended March 31, 1997 (the"Current Six Month Period") were $3,862,654 compared to $5,974,261 for the Six Month Period ended March 31, 1996(the "Prior Six Month Period") which represents a $2,111,607 or 35% decrease.

The decrease was due primarily to a decrease in the sale of equipment and rides which were $3,607,540 and $4,787,278 for the Prior Three and Six Month Periods compared to $397,051 and $1,394, 902 for the Current Three and Six Month Periods.

Such sales were below historical levels due to a hurricane in Puerto Rico which shut down the Company's only producer of kiddie rides for approximately one and one half months. The Company estimates that it lost approximately $300,000 in kiddie ride sales as a result of this hurricane and as a result of the loss of the Company's then largest customer (pre-merger) which historically had contributed approximately 45% of total Company sales over the previous two year period. Also, in January 1997, the Company's factor discontinued financing the purchase of equipment from its primary production line in Puerto Rico, making purchases for resale difficult. To remedy this situation the Company has contracted with various manufacturers to produce components which will be assembled in-house by the Company. The plan will be complete by July 1997 and will not only reestablish a supply sufficient to meet the Compmany's demand but increase its gross margins.

The loss from sales of equipment and rides was offset by sales in the Company's route operations which were $1,222,598 and $2,436,507 for the Current Three and Six Month Period compared to $723,244 and $1,186,983 for the Prior Three and Six Month Period, or an increase of $499,354 or 69% and $1,249,524 or 105%, respectively. Sales contributed by Just Kiddie in this segment were $1,114,748 due to a greater number of machines in place at revenue-sharing locations in the Current Three and Six Month Periods compared to the Prior Three and Six Month Periods.

Total Company gross profits (loss) for the Current Three Month Period were ($136,289) compared to a gross profit of $434,460 for the Prior Three Month Period. Gross profits for the Current Six Month Period are $42,910 compared to $421,460 for the Prior Six Month Period. It should be noted that these gross profit figures and the segmented gross profits presented in the following two paragraphs reflect the charge for non cash depreciation.

For the Current Three Month Period the Company's route operations incurred a gross loss of ($94,218) compared to a gross loss of ($86,599) for the Prior Three Month Period. For the Current Six Month Period the Company's route operations incurred a gross loss of ($150,607) compared to a gross loss of ($121,420). Emphasis has been placed on this segment and the results reflect this continuing emphasis on route operations.

Gross losses for the Current Three Month Period in the Company's equipment and rides segment were ($73,316) compared to a gross profit of $521,059 for the Prior Three Month Period. For the Current Six Month Period the Company's equipment and rides segment incurred a gross profit of $162,272 compared to a gross profit of $542,880 for Prior Three Month Period.

The company reported a loss of $1,236,036 or $.08 per share for the Current Three Month Period compared to a loss of $611,473 or $.14 per share for the Prior Three Month Period. For the Current Six Month Period the company lost $2,484,470 or $.16 per share compared to $1,377,948 or $.31 per share for Prior Six Month Period.

Total operating expenses were $721,705, or 44% of gross sales, in the Current Three Month Period compared to $686,566 or 19% of gross sales for the Prior Three Month Period. For the Current Six Month Period total operating expenses were $1,765,095 or 46% compared to $1,075,694 or 20% of gross sales for the Prior Six Month Period. These increases for the Current Three Month Period and Six Month Periods were attributable to : directors stock option compensation of $208,000, additional rent, utilities and facility costs relating to moving facilities, professional fees pertaining to the merger and sales of discontinued operations.

The Company has reduced its overhead from a run rate of approximately $3,200,000 at the time of the merger to approximately $2,200,000 currently. Within overhead expense, personnel related expense has been reduced from approximately $1,900,000 to approximately $1,200,000. Management anticipates that there are additional overhead expense savings that may be achieved.

The Company incurred interest expense of $182,790 and $361,350 respectively in the Current Three and Six Month Period related to certain equipment notes, lines of credit from banks and a capitalized lease. Interest expense for the Prior Three and Six Month Periods was $23,178 and $44,868, respectively. Amortization expense for the Current Three and Six Month Periods respectively totaled $364,935 and $195,262 which was composed of amortization related to organization expenses for the Group Coin acquisition in March 1995 of $10,448 a non-compete agreement issued in the Just Kiddie merger of $20,833, goodwill of $34,607 and amortization of deferred debt of $299,047 related to the 5,000,000 restricted shares of Common Stock given to the Lender of the $1,500,000 loan the Company received on October 3, 1996. For the Prior Three and Six Month Periods the total amortization was $1,401 and $28,682, respectively.

No provision for income taxes has been made because of the Company's net loss position.

LIQUIDITY AND FINANCIAL CONDITION

The Company used $1,334,961 from continuing operations principally to fund a net loss of $2,488,470, offset by non-cash charges of $982,449 for depreciation and amortization, $208,000 related to director's stock option compensation and the pay down of $515,064 in trade payables. In addition, the Company incurred a loss from discontinued operations of $93,395 offset by proceeds received from the sales of discontinued operations of $391,054.

The Company received net proceeds of $193,411 by disposing of old equipment used on its routes which it then used to purchase $137,466 of new and updated equipment which the Company anticipates will produce higher returns in the future.

                           PART II OTHER INFORMATION

Item 1 - Legal Proceedings

In April and May of 1997 Firestone Financial Corp. commenced actions in the Massachusetts Superior Court and Supreme Court, State of New York, respectively, against the Company, Just Kiddie Rides, Inc., Turnpike Amusement Distributing, Inc., Amusement Associates Distributing, Inc., and Gerard Reda, the President and Chief Executive Officer of the Company, seeking damages in the amount of $874,445. The plaintiff's complaint alleges default under one note made by Childrobics to Firestone, five notes made by Just Kiddie Rides to Firestone that were guaranteed by Gerard Reda, and various other agreements between Just Kiddie Rides, Gerard Reda and Firestone. These suits are at an early procedural stage. The Company has filed an answer to the Massachusetts action and is preparing an answer to the New York action in which it intends to deny liability and to interpose counterclaims based on Firestone's alleged fraud and breach of contract.

In May 1997, Salvatore Casaccio, a former president of Childrobics, filed an action in Supreme Court, State of New York against, among other parties, Childrobics, Inc. and Group Coin Associates, Inc. a wholly-owned subsidiary of the Company, seeking damages in the amount of $374,251. The action is based on allegations of default under a promissory note in the amount of $150,000 made by Childrobics to plaintiff in connection with the termination of his employment, breach of contract, failure to properly withhold taxes, and failure to pay taxes owed by an entity acquired by plaintiff from Childrobics. The Company beleives that it has valid defenses to each of plaintiff's claims and intends to vigorously defend itself in this action.

In October 1996, Creative Engineering, Inc. commenced an action in Florida for the sum of $140,000 alleging that Childrobics purchased and leased certain equipment from it and has failed to make payments due. The Company has filed an answer alleging various affirmative defenses and intends to vigorously defend itself against this claim.

In May of 1997, Roger Pratt commenced an action by motion for summary judgement against the Company in Supreme Court, Nassau County alleging the Company's default under a promissory note in the amount of $112,500. The motion is returnable on July 10, 1997. The Company intends to vigorously defend itslf against this action and to assert various counterclaims against the plaintiff.

In April 1997, CPC Services Inc. brought an action seeking damages of $154,00 for failure to pay amounts due under a promissory note made by the Company in favor of the plaintiff. The Company has filed a response to the plaintiff's claim contesting the amount claimed to be due and has requested a hearing on such issue.

Item 3 - Default upon Senior Securities

The Company's wholly-owned subsidiary, Just Kiddie, had a credit line with European American Bank ("EAB") that matured on January 31,1997. Just Kiddie was unable to either pay or renew this line when it matured, and Just Kiddie is therefore indebted to EAB under this line in the approximate amount of $499,000. In addition, Just Kiddie is in default under two term loan agreements with EAB. As a result of defaults in the monthly payments that were due in March, April and May 1997, the entire amounts due under these term loans, $287,000 and $733,000, respectively, were accelerated.

In connection with the merger of the Company with Just Kiddie in September 1996, the Company and its subsidiaries executed promissory notes to Norwood Venture Corp. in the amount of $800,000 ("Norwood Note"); to Vega CApital Corp. in the amount of $150,000 ("Vega Note"); and to Sterling Commercial Capital Inc. in the amount of $550,000 ("Sterling Note" and together with the Norwood Note and the Vega Note herein referred to as the "Notes"). The Notes are payable interest only until November 1998 and then interest and principal from December 1, 1998 until November 1, 2001. The Company and its subsidiaries defaulted in making interest payments due under such Notes for payments due on March 1, April 1, May 1 and June 1, 1997. The respective monthly interest payments that were due were $8,000 under the Norwood Note, $5,500 under the Sterling note, and $1,500 under the Vega Note. The aggregate amount due under the Norwood Note is $32,000, under the Sterling Note is $22,000 and under the Vega Note is $6,000, together with applicable overdue interest and penalty.

As a result of the company's failure to make payments of principal and interest under a certain note held by First National Bank of Alachua beginning in January 1997, Just Kiddie has received notice of default and acceleration of the entire principal balance due under such note. The total amount claimed to be due is approximately $39,000. The company is investigating whether it has a right of offset against payments due under such note resulting from payments due to the Company from the party that assigned such note to the holder.

Various other parties have claimed that the Company is in default under other instruments and financial agreements. The Company believes that it has valid defenses to these claims, except that it is contesting only the amount claimed to be due in the case of one of such claims. See Item 1 of this Form 10-QSB "Legal Proceedings".

The Company is currently attempting to restructure certain of its debt and the debt of its wholly-owned subsidiaries with its and their respective creditors and intends to present a plan of debt restructure to such creditors within the next 30 days. There can be no assurance that the company will be successful in its attempts to restructure such debt. In the event the company is unable to reach an agreement with the creditors, such inability will have a material adverse effect upon the Company's financial position and results of operations.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K

       None.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHILDROBICS, INC.
                                            (Registrant)


June 6, 1997                       /s/  Gerard A. Reda
                                   -----------------------------------------
                                   Gerard A. Reda
                                   President and Chief Executive Officer


June 6, 1997                       /s/   Marie Cerulli
                                   -----------------------------------------
                                   Marie Cerulli
                                   Controller