Form 10QSB/A
period 1997-03-31
CHILDROBICS INC
filed 1997-06-16
CIK 921685

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                         Amendment No. 1 to Form 10-QSB


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

[   ]    Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from               to
                               -------------    -------------


Commission file number     0-25110

                                CHILDROBICS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         New York                                           11-3163443
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

             1745 Expressway Drive North, Hauppauge, New York 11788
                    (Address of Principal Executive Offices)

                                 (516)- 851-0055
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 10, 1997, 15,555,001 shares of the Registrant Common Stock were outstanding.

Note: This amendment is being filed to include an Exhibit not previously filed with the Registrant's Form 10-QSB filed on June 6,1997.

                            PART II OTHER INFORMATION



Item 6 -    Exhibits and Reports on Form 8-K

            (a)   Exhibits.
                    Exhibit 27 -                 Financial Data Schedule*

                    Exhibit 10.21 -              Guaranty, dated as of May 29, 1997, by Childrobics,
                                                 Inc. in favor of European American Bank of all of the
                                                 liabilities and obligations of Just Kiddie Rides, Inc.
            (b)   Reports on Form 8-K
                  None.

            *     Previously filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CHILDROBICS, INC.
                                  (Registrant)


June 12, 1997                      /s/  Gerard A. Reda
                                   ---------------------------------------------
                                        Gerard A. Reda
                                        President and Chief Executive Officer


June 12, 1997                      /s/  Marie Cerulli
                                   ---------------------------------------------
                                        Marie Cerulli
                                        Controller